Form 10QSB
period 2006-09-30
Puppy Zone Enterprises, Inc
filed 2006-11-20
CIK 1341768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  333-129371

PUPPY ZONE ENTERPRISES, INC.
(Name of small business issuer as in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 200, 8275 S. Eastern Avenue, Las Vegas, Nevada 89123-259
(Address of principal executive offices)
702-938-0486
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 1, 2006, there were 3,000,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Las Vegas, Nevada

FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2006

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Balance Sheet	Exhibit "A"
Statement of Loss and Deficit	Exhibit "B"
Statement of Cash Flows	Exhibit "C"
Statement of Changes in Stockholders' Deficiency	Exhibit "D"
Notes to Financial Statements	Exhibit "E"

______________________________

- See accompanying notes -

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheet

September 30, 2006

Assets	September 30, 2006	June 30, 2006

	$-	$-

Liabilities

Current:
Overdraft	$885	$-
Advances from shareholders	27,473	22,473
Accounts payable	9,116	7,058

	37,474	29,531

Stockholders' Deficiency

Share Capital:
Authorized -
100,000,000 common shares with $0.001 par value
Issued and fully paid -
3,000,000 common stock (Note E)	3,000	3,000

	3,000	3,000
Deficit accumulated during the development stage, per Exhibit "B"	40,474	32,531

	(37,474)	(29,531)

	$-	$-

Going concern (Note B)
Approved by the Directors:

_______________________________

_______________________________

- See accompanying notes -

Exhibit "B"

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Statement of Loss and Deficit

For the Three Months Ended September 30, 2006 and 2005

And

For the Period from April 27, 2005 (date of inception) to September 30, 2006

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	From Inception April 27, 2005 to September 30, 2006

Revenue	$-	$-	$-

Expenses:
Accounting and legal	7,740	-	37,726
Bank charges and interest	71	15	335
Office and miscellaneous	132	-	2,413

	7,943	15	40,474

Net Loss and Comprehensive Loss for the Period	7,943	15	40,474

Deficit, beginning	32,531	5,152	-

Deficit accumulated during development stage, ending, to Exhibit "A"	$40,474	$5,167	$40,474

Basic and diluted loss per share	$0.00	$0.00	$0.01
Weighted average number of shares outstanding	3,000,000	3,000,000	3,000,000

- See accompanying notes -

Exhibit "C"

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Statement of Cash Flows

For The Three Months Ended September 30, 2006 and 2005 and

For the Period from April 27, 2005 (date of inception) to September 30, 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	From Inception April 27, 2005 to September 30, 2006

Operating Activities:
Net Loss , per Exhibit "B"	$(7,943)	$(15)	$(40,474)
Changes in non-cash working capital -
Increase (Decrease) in Accounts Payable	2,058	-	9,116

Cash out flows from operating activities	(5,885)	(15)	(31,358)

Financing Activities:
Common shares issued	-	-	3,000
Advances from shareholders	5,000	-	27,473

Cash flows from financing activities	5,000	-	30,473

Net Increase in Cash	(885)	-	(885)
Cash, beginning	-	-	-

Cash (Overdraft), ending	$(885)	$(15)	$(885)

- See accompanying notes -

Exhibit "D"

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Statement of Stockholders' Deficiency

For the Period from April 27, 2005 (date of inception) to September 30, 2006

	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance – April 27, 2005	-	$ -	$ -	$ -	$ -

Common shares issued for cash	3,000,000	3,000	-	-	3,000
Net loss for the period		-	-	(5,152)	(5,152)

Balance – June 30, 2005	3,000,000	3,000	-	(5,152)	(2,152)
Net loss for the year		-	-	(27,379)	(27,379)

Balance – June 30, 2006	3,000,000	3,000	-	(32,531)	(29,531)
Net loss for the quarter				(7,943)	(7,943)

Balance – September 30, 2006	3,00,000	$ 3,000	$ -	$ (40,474)	$ (37,474)

- See accompanying notes -

Exhibit “E”

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2006 and 2005

Note A - Organization and Description of Business

Puppy Zone Enterprises, Inc. (Company) was incorporated on April 27, 2005 in accordance with the laws of the State of Nevada and is extra provincially registered in British Columbia, Canada. The Company's principle business is to develop and market franchises for pet care for dogs. All amounts expressed herein are in United States dollars.

On April 27, 2005 the company purchased the trademark name “The Puppy Zone” and related versions and goodwill from the shareholders of the company for $5.

Note B - Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a “going concern” with the assumption that the company will be able to continue in business for the foreseeable future, and will realize its assets and discharge its liabilities in the normal course of operations rather than through a process of forced liquidation. During the periods ended September 30, 2006 and June 30, 2006 the Company experienced operating losses, and operations have primarily been funded by the issuance of share capital. Continued operations of the Company are dependent upon the Company’s ability to complete further equity financing or generate profitable operations in the future.

Since inception, the company has incurred losses and a deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that that additional funding will likely be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-tem loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note C - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States applicable to a going concern and are expressed in US dollars. The Company's fiscal year end is June 30. These financial statements reflect the accounting policies outlined below:

1.	Development Stage Company

The Company complies with Financial Accounting Standards Board Statement (“FAS”) No. 7 and the Security and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as a development stage

2.	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the

CW906287.1

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2006 and 2005

Note C - Summary of Significant Accounting Policies (continued)

reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FSAS No. 128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if-converted method. In computing diluted EPS, the average shares price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2006 and June 30, 2006 the Company had no warrants and/or options outstanding.

4.	Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and June 30, 2006, the Company had no items that represent a comprehensive loss in the financial statements.

5.	Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less, at the time of issuance, to be cash and cash equivalents.

6.	Organization Costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

7.	Financial Instruments

The fair values of cash, accounts payable and accrued liabilities, and loans payable to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

8.	Consolidation of Variable Interest Entities

FIN 46(R), “Consolidation of Variable Interest”, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or

CW906287.1

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2006 and 2005

Note C - Summary of Significant Accounting Policies (continued)

Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements as a result of the adoption of FIN 46(R).

9.	Income Taxes

The asset and liability method is used when accounting for income taxes. The deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, comprising primarily of accumulated amortization and unutilized non-capital losses. The deferred tax asset is related solely to the Company's net operating loss carry forwards' and is offset by a valuation allowance.

10.	Foreign Currency Translation

The functional and reporting foreign currency is the United States dollar. Foreign currency transactions are occasionally undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

11.	Recent Accounting Pronouncements

a.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153 "Exchange of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the company's results of operations or financial position.

CW906287.1

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2006 and 2005

Note C - Summary of Significant Accounting Policies (continued)

b.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment" ("FAS 123R"), which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transaction in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. Public entities other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

c.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Note D - Related Party Transactions

The advances from shareholders are unsecured and bear no interest or fixed terms of repayment.

On April 27, 2005, the Company purchased goodwill and intellectual property from TPZ Enterprises (a partnership) for $5. A shareholder of the Company is a partner of TPZ Enterprises. The original investment of $5 in the partnership was written off in June 2005.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration agreed to by the related parties.

CW906287.1

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2006 and 2005

Note E – Share Capital

Authorized – 100,000,000 Common shares with a par value of $0.001 each.

Issued and outstanding:

Common Shares	Number of Shares	Amount
Issued for Cash	3,000,000	$3,000

On April 27, 2005, the company sold an aggregate 3,000,000 shares of restricted, unregistered common shares for gross proceeds of $3,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

Note F – Deferred Tax Assets

The significant components of the Company's deferred tax assets are as follows:

	September 30, 2006	June 30, 2006

Deferred tax assets – non-capital loss carryforwards	$ 13,761	$ 10,040

Less valuation allowance for deferred tax asset	(13,761)	(10,040)

	$ -	$ -

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax asset has been recorded as a full valuation allowance has been applied.

The actual income tax recovery differs from the expected income tax recovery as follows:

Estimated income tax recovery at 34%	$ 2,700	$ 1,752

Less valuation allowance for loss carry forwards	(2,700)	(1,752)

	$ -	$ -

At September 30, 2006 the Company had accumulated non-capital losses totalling $40,474, which are available to reduce taxable income in future taxation years. The potential benefit arising from these losses has been offset with a full valuation allowance. These losses expire in 2026.

CW906287.1

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Puppy Zone" mean Puppy Zone Enterprises, Inc., unless otherwise indicated.

Our Business

We were incorporated in Nevada on April 27, 2005. Our principal executive office is located at 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123. We will also operate out of our directors' home offices in British Columbia. Our telephone number is (702) 938-0486 and our Internet address is www.puppyzone.com.

Our company, Puppy Zone Enterprises, Inc., has developed a franchise system to offer high quality, integrated and consistent dog day care services under the brand name “The Puppy Zone”. We are the successor business to TPZ Enterprises, a Canadian partnership. Our mission is to enhance the quality of life for dogs and their owners through the operation of our dog day care franchises. Our research has indicated that our franchise system is unique in the pet care industry. We believe that our franchise system leads the pet care industry in that it applies sound commercial practices with a focus to create a strong corporate brand through sale of franchises, provision of onsite training and rigorous observance of our training and operating guides and manuals.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following discussion of our financial condition and plan of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

CW906287.1

General Overview

We are a development stage company focused on developing a franchise system that provides unique methods, documents, marketing and training for the development, opening and operation of distinctive dog day cares. We have only just completed our “Puppy Zone” franchise system and we have not yet generated or realized any revenues from our business operations.

Our key to success is to develop a recognized chain of totally integrated dog service businesses. Our research has indicated that this concept is unique in the industry. In addition, we will lead the industry by applying sound commercial practices with a focus to creating a strong corporate brand through the sale of franchises and providing onsite training and training and operating documentation and manuals.

Our niche and experience is focusing on dog owners and their daily activities in a resort community. Our strengths lie in the unique concept, convenience to owners, our experience and the high quality service we intend to provide, and the added value service this provides to hotels and other businesses in a resort while developing a database for the neighboring major urban centers for our “companion” daycares.

In order to meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied first to our offering expenses and then to pay ongoing wireless service provider and marketing costs. If we do not raise all of the money we need from this offering, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operations

Subject to financing from this offering, over the next 12 months, our primary objectives in regards to our efforts to maintain and expand our business and generate our revenues are:

•

To sell ten franchises in at least five major urban areas and at least five proximate resort locations, these may include Whistler/Vancouver, Banff/Calgary, Mont Tremblant/Montreal, Lake Tahoe/Reno/Sacramento/San Francisco, Copper Mountain/Denver, Bend/Portland, or Seattle/Snoqualmie/Crystal Mountain.

•	To raise between $50,000 and $150,000 in additional operating capital.
•	To obtain referral agreements or alliances with “dog friendly” hotels, restaurants and other pet service providers.
•	To develop a database of potential franchise owners.
•	To establish the brand name recognition in North America of “The Puppy Zone”.

We plan to charge a franchise start up fee of $35,000 per franchise. We also plan to change a royalty fee in the amount of 5% of the gross revenue of each future franchisee. We estimate that each future franchisee will generate an average revenue of $150,000 per year. Accordingly, we estimate that we will be able to generate a royalty fee of approximately $7,500 per future franchisee per year.

In the view of our management, to achieve the objectives of our business operations in the next 12 months, we will have the following capital resource requirements:

Trademarks and purchase of assets	$5
Video Equipment	$1,000
Miscellaneous Office Equipment and supplies	$1,000

CW906287.1

Legal & Accounting – Startup	$25,000
Rent (5 months)	$1,500
Website design	$2,000
Marketing and Advertising – Startup	$20,000
Total	$50,505

Employees

In addition to the expertise of our directors, we intend to initially hire one experienced sales person to promote the sale of franchises and to screen and respond to franchise inquiries. Upon the sale of a franchise, we will hire a further employee as a franchise trainer.

Liquidity and Capital Resources

As of the date of this quarterly report, we have not yet sold any franchise rights under our “Puppy Zone” franchise system or generated any revenues from our business operations.

We issued 3,000,000 shares of common stock through a Section 4(2) and Regulation S Rule 903 offering in April 2005 and received subscription proceeds in the amount of $3,000.

Our material commitments for capital expenditures for the next 12 months totals approximately $50,505 as described above. We require funds from this offering to pay all of these costs. However, any administrative or other costs such as legal and accounting fees, rent, printing, phone services and so forth which must be paid prior to completion of this offering will be paid by the directors in the form of short-term advances on behalf of the company.

We require proceeds from this offering to pay the costs which will be associated with the marketing and sales of our Puppy Zone franchise system. If we are not able to raise money to pay these costs we will go out of business. If we do not raise at least $100,000 in this offering we will not be able to achieve our business objectives for the next 12 months. In particular, we will not be able to pay our offering expenses, market our services or deploy our franchise system unless we achieve sufficient financing in this offering.

As of September 30, 2006 we had no assets and our total liabilities were $37,474. We will need at least $100,505 to pay our offering expenses and commence the marketing of our franchise system. Of this amount, $50,000 will be used to pay our offering expenses and $50,505 will be used to operate our business to achieve our business objectives for the next 12 months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the audited financial statements for the period from our inception on April 27, 2005 to June 30, 2006, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our services and products, the continuing successful development of our franchise system and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

CW906287.1

Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program and may not be able to meet our other obligations as they become due.

New Accounting Pronouncements

We adopted Emerging Issues Task Force 00-21 (“EITF 00-21”), which came into effect on July 1, 2003. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair value to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The adoption of this standard had no material impact on our company's financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which superseded Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21. SAB 104 also incorporated certain sections of the SEC's “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101, as they apply to our company, remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no material impact on our company's financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153 “Exchange of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the company's results of operations or financial position.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS 123R”). The revision requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-based compensation” in note 2 for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method in those years, similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although it has not yet been determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the amounts reported in our consolidated statements of operations and net loss per share.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Application Of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by

CW906287.1

management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

We have a limited operating history that you can use to evaluate us and therefore we may not survive if we meet some of the problems, expenses, difficulties, complications and delays frequently encountered by a start up company.

We were incorporated in April 2005 and on April 27, 2005 we acquired the business assets of TPZ Enterprises, including various trademarks associated with the Puppy Zone franchise system, franchise agreements and the training and operating manuals of the Puppy Zone franchise system. To date, we have focused our attention on fine tuning and marketing our Puppy Zone franchise system. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. You must consider our prospects in light of the risks and uncertainties encountered by start up companies. To date, we have completed only part of our plan to become a successful dog day care franchisor. As a start-up company, we can provide no assurances that we will be able to make the necessary steps to achieve profitability in the future, such as expanding our customer base.

We are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. We have a limited business history for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject.

As we have such a limited history of operation, you will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against our past or present equivalents.

We may require additional funds to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our business operations .

We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

CW906287.1

If we are unable to generate significant revenues from our operations, we may be unable to expand our Puppy Zone franchise system and may be forced to cease operations.

If we are unable to generate significant revenues from our future franchise arrangements with franchisees, we could be forced to delay, scale back or eliminate certain services and product development programs. We intend to develop and sell franchises in the dog day care industry. Ultimately the expansion of our franchises and featured destinations may allow us to become profitable. However, if we fail to generate significant revenues in the future, then we will not able to expand our product line as we anticipate. This failure to expand may hurt our ability to raise additional capital which could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We expect to experience significant and rapid growth in the scope and complexity of our business as our Puppy Zone franchise system gains acceptance in the market. If we are unable to hire additional staff to handle sales and marketing of our services and manage our operations, our growth could harm our future business results and may strain our managerial and operational resources.

If our Puppy Zone franchise gains acceptance in the market after our marketing campaigns, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to hire staff to market our franchise system, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. If we fail to develop and implement effective systems, or hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our future franchise relationships, or fail to manage growth effectively, our business will fail and you will lose your entire investment in our company.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our officers and directors, Tamara Huculak and Maria Estrada. Our success depends on the continued efforts of these individuals to manage our business operations. At the present time, Ms. Huculak devotes approximately 15 hours per week and Ms. Estrada devotes approximately 5 hours per week to the business affairs of our company. The loss of the services of either Ms. Huculak or Ms. Estrada could have a negative effect on our business, financial condition and results of operations. In addition, our success in expanding our business operations is largely dependent on our ability to hire highly qualified personnel. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the industry.

Tamara Huculak’s control of our company may prevent you from causing a change in the course of our operations and may affect the market price of our common stock.

Tamara Huculak beneficially owns approximately 66.67% of our common stock. Accordingly, for as long as Ms. Huculak continues to own more than 50% of our common stock, she will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, depending on the number of our securities sold, your ability to cause a change in the course of our operations may be impeded. As such, the value attributable to the right to vote is limited. This concentration of ownership could result in a reduction in value to the common stock you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

Other than trademarks registrations in Canada of the trademark “The Puppy Zone”, “The Puppy Zone Dog Day Care and Adventure Centre” and the related designs and the trademark registration in the United States of the trademark “The Puppy Zone”, we currently do not have any other formal protection for our intellectual property. If we are unable to protect our trade names, know how and trade secrets, our efforts to increase public recognition of our Puppy Zone franchise system may be impaired and we may be required to incur substantial costs to protect our name, know how and trade secrets.

Other than the trademark registrations described above, we have not made any applications for the protection of our intellectual property rights. As a consequence we may not be able to prevent the unauthorized use of our trade names, know how and trade secrets. We may be unable to prevent third parties from acquiring and using names or business methods that are similar to, infringe upon or otherwise decrease the value of our name, our know how, our trade secrets and

CW906287.1

other proprietary rights that we may hold. We may need to bring legal claims to enforce or protect any intellectual property rights that we assert. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names, know how, and trade secrets.

Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents.

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

CW906287.1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).
(10)	Material Contracts
10.1	Form of Subscription Agreement (Subscribers resident in the United States) (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).
10.2	Form of Subscription Agreement (Subscribers resident in British Columbia) (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).
10.3	Form of The Puppy Zone Franchise Application (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).
10.4	Form of The Puppy Zone Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).
(31)	Section 302 Certification
31.1	Section 302 Certification of Tamara Anne Huculak
31.2	Section 302 Certification of Maria Estrada

CW906287.1

(32)	Section 906 Certification
32.1	Section 906 Certification of Tamara Anne Huculak
32.2	Section 906 Certification of Maria Estrada

CW906287.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUPPY ZONE ENTERPRISES, INC.

By:	/s/ Tamara Anne Huculak
Tamara Anne Huculak, President & Director
(Principal Executive Officer)
Date: November 19, 2006

By:	/s/ Maria Estrada
Maria Estrada, Secretary, Treasurer & Director
(Principal Financial Officer, and Principal Accounting Officer)
Date: November 19, 2006

CW906287.1