Form 10QSB
period 2006-12-31
Puppy Zone Enterprises, Inc
filed 2007-02-14
CIK 1341768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 9, 2007, there were 3,000,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
Assets

Current
Cash	$1,056	$-

	$1,056	$-

Liabilities

Current
Accounts payable and accrued liabilities	$11,389	$7,058
Due to Shareholder (Note 2)	29,773	22,473

Total Liabilities	41,162	29,531

Stockholders' Equity (Deficiency)

Capital stock
Authorized -
100,000,000 common shares, $0.001 par value
Issued and outstanding -
3,000,000 common shares (June 30, 2006 - 3,000,000)	3,000	3,000
Deficit accumulated during the exploration stage	(43,106)	(32,531)

	(40,106)	29,531

	$1,056	$-

Going concern (Note 1)

Subsequent event (Note 3)

The accompanying notes are an integral part of these interim financial statements

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Cumulative from April 27, 2005 (Inception) to December 31,
	2006	2005	2006	2005	2006

Expenses
Accounting & legal	$ 2,124	$15,771	$9,863	$15,771	$39,850
Bank charges	58	75	128	90	393
Office & miscellaneous	450	1,089	543	1,089	2,863

	(2,632)	(16,935)	(10,534)	(16,950)	(43,106)

Net loss	$ (2,632)	$(16,935)	$(10,534)	$(16,950)	$(43,106)

Weighted average number of common shares outstanding:	3,000,000	3,000,000	3,000,000	3,000,000

Basic and diluted net loss per common share	$ (0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these interim financial statements

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Interim Statement of Cash Flows

(Unaudited)

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005	Cumulative from April 27, 2005 (Inception)to December 31, 2006

Operating Activities
Net loss	$(10,534)	$(16,950)	$(43,106)
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	4,290	7,404	11,389
Increase in amount due to a shareholder	7,300	8,428	29,773
Decrease in Prepaid expenses	-	2,724	-

Net cash used in operations	1,056	1,606	(1,944)

Financing Activities
Proceeds from issuance of common shares	-	-	3,000

Net cash provided financing activities	-	-	3,000

Net increase in cash	1,056	1,606	1,056

Cash, beginning	-	2,985	-

Cash, ending	$1,056	$4,591	$1,056

Supplemental disclosure

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

:

The accompanying notes are an integral part of these interim financial statements

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

(Unaudited)

1.	Basis of Presentation and Continuance of Operations:

The Company was incorporated under the laws of the State of Nevada on April 28, 2005 as Puppy Zone Enterprises, Inc. The Company's has developed a franchise system to offer high quality, integrated and consistent dog day care services under the brand name “The Puppy Zone”.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $43,106 at December 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional finance through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

2.	Related Party Transactions

The shareholders’ advance is unsecured, bears no interest and has no fixed terms of repayment.

On April 27, 2005, the Company purchased goodwill and intellectual property from TPZ Enterprises for $5. A director of the Company is a partner in TPZ Enterprises.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

3.	Subsequent Event

Subsequent to December 31, 2006 the Company completed a private placement of 1,000,000 of its shares of common stock at $0.05 per share for proceeds of $50,000.

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

In the view of our management, to achieve the objectives of our business operations in the next 12 months, we will have the following capital resource requirements:

Video Equipment	$1,000
Miscellaneous Office Equipment and supplies	$1,000
Legal & Accounting – Startup	$25,000
Rent (5 months)	$1,500
Website design	$2,000
Marketing and Advertising – Startup	$20,000
Total	$50,500

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

Our material commitments for capital expenditures for the next 12 months totals approximately $50,500 as described above. We require funds from additional financings to pay all of these costs. However, any administrative or other costs such as legal and accounting fees, rent, printing, phone services and so forth which must be paid prior to the completion of any financing will be paid by the directors in the form of short-term advances on behalf of the company.

We will require proceeds from additional financings to pay the costs which will be associated with the marketing and sales of our Puppy Zone franchise system. If we are not able to raise money to pay these costs we will go out of business. If we do not raise at least $100,000 from additional financings we will not be able to achieve our business objectives for the next 12 months. In particular, we will not be able to pay our offering expenses, market our services or deploy our franchise system unless we achieve sufficient financing.

As of December 31, 2006 we had $1,056 in assets and our total liabilities were $41,162. We will need at least $100,500 to pay our offering expenses and commence the marketing of our franchise system. Of this amount, $50,000 will be used to pay our offering expenses and $50,500 will be used to operate our business to achieve our business objectives for the next 12 months.

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

New Accounting Pronouncements

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

During September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Application Of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

We were incorporated in April 2005 and on April 27, 2005 we acquired the business assets of TPZ Enterprises, including various trademarks associated with the Puppy Zone franchise system, franchise agreements and the training and operating manuals of the Puppy Zone franchise system. To date, we have focused our attention on fine tuning and marketing our Puppy Zone franchise system. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. You must consider our prospects in light of the risks and uncertainties encountered by start up companies. To date, we have completed only part of our plan to become a successful dog day care franchisor. As a start-

up company, we can provide no assurances that we will be able to make the necessary steps to achieve profitability in the future, such as expanding our customer base.

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

Other than the trademark registrations described above, we have not made any applications for the protection of our intellectual property rights. As a consequence we may not be able to prevent the unauthorized use of our trade names, know how and trade secrets. We may be unable to prevent third parties from acquiring and using names or business methods that are similar to, infringe upon or otherwise decrease the value of our name, our know how, our trade secrets and other proprietary rights that we may hold. We may need to bring legal claims to enforce or protect any intellectual property rights that we assert. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names, know how, and trade secrets.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events - Sale of Registered Securities

On October 19, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement (Commission File No. 333-129371) effective. Our offering commenced on October 19, 2006, and will expire on April 16, 2007. On February 9, 2007, we received subscriptions for 1,000,000 shares through the offering at a price of $0.05 per share, for gross proceeds of $50,000. We are in the process of issuing share certificates to these shareholders.

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

PUPPY ZONE ENTERPRISES, INC.

By:	/s/ Tamara Huculak
Tamara Anne Huculak, President & Director
(Principal Executive Officer)
Date: February 14, 2007

By:	/s/ Maria Estrada
Maria Estrada, Secretary, Treasurer & Director
(Principal Financial Officer, and Principal Accounting Officer)
Date: February 14, 2007