Form 10QSB
period 2007-03-31
Puppy Zone Enterprises, Inc
filed 2007-05-21
CIK 1341768

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 18, 2007, there were 4,000,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
Assets

Current
Cash	$18,680	$ -

	$18,680	$ -

Liabilities

Current
Accounts payable and accrued liabilities	$9,083	$ 7,058
Due to Shareholder (Note 2)	12,273	22,473

Total Liabilities	21,356	29,531

Stockholders' Equity Deficiency

Capital stock (Note 3)
Authorized -
100,000,000 common shares, $0.001 par value
Issued and outstanding -
4,000,000 common shares	4,000	3,000
Capital in excess of par value	49,000	-
Deficit accumulated during the exploration stage	(55,676)	(32,531)

	(2,676)	29,531

	$18,680	$ -

Contingency (Note 1)

The accompanying notes are an integral part of these financial statements

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		April 27, 2005 (Inception) to March 31,
	2007	2006	2007	2006	2007

Expenses
Accounting & legal	$ 3,739	$ 3,719	$ 13,602	$ 19,490	$ 43,589
Bank charges	79	45	207	135	472
Office & miscellaneous	8,793	452	9,336	1,541	11,615

	(12,611)	(4,216)	(23,145)	(21,166)	(55,676)

Net loss	$ (12,611)	$ (4,216)	$ (23,145)	$ (21,166)	$ (55,676)

Weighted average number of common shares outstanding	3,566,667	3,000,000	3,186,132	3,000,000

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006	Cumulative from April 27, 2005 (Inception)to March 31, 2007

Operating Activities
Net loss	$ (23,145)	$ (21,166)	$ (55,716)
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	2,025	7,404	9,122
Increase in amount due to a shareholder	(10,200)	8,428	12,273
Decrease in Prepaid expenses	-	2,724	-

Net cash used in operations	(31,320)	(2,610)	(34,321)

Financing Activities
Proceeds from issuance of common shares	50,000	-	53,000

Net cash provided financing activities	-	-	53,000

Net increase in cash	18,680	(2,610)	18,680

Cash, beginning	-	2,985	-

Cash, ending	$ 18,680	$ 375	$ 18,680

Supplemental disclosure

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PUPPY ZONE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2007

(Unaudited)

1.	Basis of Presentation

Unaudited interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $55,716 at March 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional finance through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.	Related Party Transactions

The shareholders’ advance is unsecured, bears no interest and has no fixed terms of repayment.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

3.	Capital Stock

During the period ended March 31, 2007 the Company completed a private placement of 1,000,000 of its shares of common stock at $0.05 per share for cash proceeds of $50,000.

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

In addition we issued 1,000,000 shares of common stock through a private placement on February 9, 2007 and received subscription proceeds in the amount of $50,000.

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

As of March 31, 2007 we had $18,680 in assets and our total liabilities were $21,356. We will need at least $100,500 to pay our offering expenses and commence the marketing of our franchise system. Of this amount, $50,000 will be used to pay our offering expenses and $50,500 will be used to operate our business to achieve our business objectives for the next 12 months.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Date: May 21, 2007

By:	/s/ Maria Estrada
Maria Estrada, Secretary, Treasurer & Director
(Principal Financial Officer, and Principal Accounting Officer)
Date: May 21, 2007