Form 10KSB
period 2007-06-30
Puppy Zone Enterprises, Inc
filed 2007-09-28
CIK 1341768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-115637

PUPPY ZONE ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	39-2059213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 200, 8275 S. Eastern Avenue, Las Vegas, Nevada 89123-259; 702-938-0486
(Address of principal executive offices)

(702) 938-0486
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

- ii -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Issuer's revenues for its most recent fiscal year ended June 30, 2007 is $Nil.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

4,000,000 common shares issued and outstanding as of September 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless other wise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Puppy Zone" mean Puppy Zone Enterprises, Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on April 27, 2005. Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our principal executive offices are located at Suite 200, 8275 S. Eastern Avenue, Las Vegas, Nevada 89123-259. Our telephone number is (702) 938-0486. We do not have any subsidiaries.

Our Current Business

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

Employees

As at September 14, 2007, our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

  To raise between $50,000 and $150,000 in additional operating capital.

  To obtain referral agreements or alliances with “dog friendly” hotels, restaurants and other pet service providers.

  To develop a database of potential franchise owners.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related To Our Business

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

Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

Risks Associated With Our Company

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (April 27, 2005) to June 30, 2007 was $62,456. We had bank indebtedness in the amount of $1,799 as of June 30, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $2,500 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated September 14, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our operating activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our business plan. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail.

Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the sale of franchises, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a limited operating history and if we are not successful in operating our business, then investors may lose all of their investment in our company.

We have no history of revenues from operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the development stage. The success of our company is significantly dependent on the uncertain events of the viability of franchising of dog day care services. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Our directors and officers are employed elsewhere and their time and efforts will not be devoted to our company full-time.

Our directors and officers are employed in other positions with other companies. They will manage our company on a part-time basis. Because of this fact, the management of our company may suffer and our company could under-perform or fail.

Risks Associated With Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Other Risks

Because Tamara Huculak, our President and one of our directors, lives outside of the United States, you may have no effective recourse against him for misconduct and may not be able to enforce judgement and civil liabilities against him.

Tamara Huculak, our President and a director of our company is a national and a resident of Canada, and all or a substantial portion of his assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against her, or obtain judgments against her outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2. Description of Property

Our executive and head office is located at 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123. We pay a monthly rent of $150.00 for the use of this office. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “PPYZ.” Our common shares were initially approved for quotation on the OTC Bulletin Board on July 23, 2007 under the symbol “PPYZ”, however, the first trade has not yet occurred.

On September 14, 2007, the shareholders’ list for our common stock showed 42 registered stockholders and 4,000,000 shares issued and outstanding.

The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile 775.322.5623) is the registrar and transfer agent for our common shares. We have no other classes of securities.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

On February 9, 2007, 40 purchasers purchased a total of 1,000,000 units of the common stock of our company at a price of $0.05 per share for total aggregate proceeds of $50,000. Each unit consists of one common share in our common stock and one common share purchase warrant. Each warrant has an exercise price of $0.10 and an expiry date of February 9, 2009. Each warrant entitles the holder, upon exercise, to obtain one share of our company’s common stock. In total, through the private placement, we issued 1,000,000 common shares and 1,000,000 common share purchase warrants.

These private placements were conducted in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons, as defined in Regulation S. No directed selling efforts were made in the United States by Puppy Zone, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Item 6. Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year ended June 30, 2007 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

We have a history of losses and no revenues from operations. Our capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2008.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource and contract for employment as needed.

Off-Balance Sheet Arrangements

The Company has no material exposure to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange traded contracts accounted for at fair value.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At June 30, 2007, we had working capital deficiency of $9,456, compared to working capital deficiency of $29,531 as at June 30, 2006.

At June 30, 2007, our total current assets were $Nil compared to total assets of $Nil as at June 30, 2006.

At June 30, 2007, our total current liabilities were $9,456, compared to total current liabilities of $29,531 as at June 30, 2006.

For the year ended June 30, 2007, we posted losses of $29,925 compared to $27,379 for the year-ended June 30, 2006 and to $62,456 since incorporation. The principal components of the loss for the year ended June 30, 2007 were professional fees, website development costs and transfer agent fees.

Operating expenses for the year ended June 30, 2007 were $29,925 compared to $27,379 for the year-ended June 30, 2006.

At June 30, 2007, we had cash on hand of $Nil compared to $Nil as at June 30, 2006.

Cash Requirements

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000
Legal Fees	25,000
Accounting and Auditor’s Fees	15,000
Total	$50,000

Going Concern

Due to our being a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended June 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through June 30, 2007 have incurred losses of $62,456 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

Report of Dale Matheson Carr-Hilton Labonte.

Balance Sheets as at June 30, 2007 and 2006

Statement of Operations for the period April 27, 2005 (Date of Incorporation) to June 30, 2007

Statement of Cash Flows for for the period April 27, 2005 (Date of Incorporation) to June 30, 2007

Statement of Stockholders’ Equity for the period April 27, 2005 (Date of Incorporation) to June 30, 2007

Notes to Financial Statements

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Puppy Zone Enterprises, Inc.

We have audited the accompanying balance sheets of Puppy Zone Enterprises, Inc. (a development stage company) as of June 30, 2007 and the related statements of operations, cash flows and stockholders’ deficit for the year ended June 30, 2007 and the period from April 27, 2005 (inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2006 and the year then ended and for the period from April 27, 2005 (inception) to June 30, 2006 were audited by other auditors whose report dated July 9, 2006 expressed an unqualified opinion on those financial statements. The financial statements as of June 30, 2006 and for the period from April 27, 2005 (inception) to June 30, 2006 reflect a total net loss of $32,531 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Puppy Zone Enterprises, Inc. as of June 30, 2007 and the results of its operations and its cash flows for the year then ended and the period from April 27, 2005 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 19, 2007

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
Liabilities	2007	2006

Current:
Bank indebtedness	$1,799	$-
Accounts payable and accrued liabilities	6,384	7,058
Due to shareholder (Note 4)	1,273	22,473

	9,456	29,531

Subsequent Event (Note 6)

Stockholders’ deficiency

Capital stock (Note 3)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued:
4,000,000 common stock (June 30, 2006-3,000,000)	4,000	3,000
Additional paid in capital	49,000	-
Deficit accumulated during the development stage	(62,456)	(32,531)

	(9,456)	(29,531)

	$-	$-

The Accompanying Notes are an integral part of these Financial Statements.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Statements of Operations

	Year ended	Year ended	April 27, 2005
	June 30, 2007	June 30, 2006	(Inception) to
			June 30, 2007

Expenses
Accounting and legal	$19,590	$24,854	$49,576
Bank charges and interest	325	249	589
Website development	5,300	-	5,300
Transfer fees and miscellaneous	4,710	2,276	6,991

Net loss	$29,925	$23,379	$62,456

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding-basic & diluted	3,320,548	3,000,000

The Accompanying Notes are an integral part of these Financial Statements.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Statements of Cash Flows

			April 27, 2005
	Year ended	Year ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

Operating activities
Net loss	$(29,925)	$(27,379)	$(62,456)
Changes in non-cash working capital:
Increase in prepaid expenses	-	2,724	-
Increase (Decrease) in accounts payable	(674)	4,202	6,384

Net Cash flows used in operating activities	(30,599)	(20,453)	(56,072)

Financing activities
Due to a shareholder	(21,200)	17,468	1,273
Issuance of common shares	50,000	-	53,000

Net Cash flows provided by financing activities	28,800	17,468	54,273

Net decrease in cash	-	(2,985)	-
Cash, beginning	-	2,985	-

Cash, ending	$(1,799)	$-	$(1,799)

Supplementary Cash Flow Information

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The Accompanying Notes are an integral part of these Financial Statements.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Statement of Stockholders’ Deficiency

				Deficit
				Accumulated
	Common Shares		Additonal	during the
	Number of		Paid-in	Development
	Shares	Amount	Capital	stage	Total
Balance, April 27, 2005	$-	$-	$-	$-	$-
April 27, 2005
- Common shares issued for cash	3,000,000	3,000	-	-	3,000
Net loss	-	-	-	(5,152)	(5,152)

Balance, June 30, 2005	3,000,000	3,000	-	(5,152)	(2,152)
Net loss	-	-	-	(27,379)	(27,379)

Balance, June 30, 2006	3,000,000	3,000	-	(32,531)	(29,531)
February 9, 2007
- Common shares issued for cash	1,000,000	1,000	49,000	-	50,000
Net loss	-	-	-	(29,925)	(29,925)

Balance, June 30, 2007	4,000,000	$4,000	$49,000	$(62,456)	$(9,456)

The Accompanying Notes are an integral part of these Financial Statements.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007

Note 1 - Nature and Continuance of Operations.

Puppy Zone Enterprises, Inc. (“the Company”) was incorporated on April 27, 2005 in accordance with the laws of the State of Nevada and is extra provincially registered in British Columbia, Canada. The Company has developed a franchise system that offer quality, integrated and consistent dog day care services under the brand name “The Puppy Zone”.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2007, the Company has not generated any revenue or achieved profitable operations and has accumulated a deficit of $62,456. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and gto generate revenue from the development of its business. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern until the Company generates revenue. Management plans to rely primarily on private placements and related party loans to meet its obligations and pay its liabilities.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in accordance with accounting principles generally accepted in the United States applicable to a going concern and are expressed in US dollars. The Company's fiscal year end is June 30.

Development Stage Company

The Company complies with Financial Accounting Standards Board Statement (“FASB”) No. 7 and the Security and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as a development stage company.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007

Note 2 - Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with FSAS No. 128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if-converted method. In computing diluted EPS, the average shares price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2007 and 2006 the Company had no warrants and/or options outstanding and accordingly, diluted EPS equaled basic EPS.

Financial Instruments

The fair values of bank indebtedness, accounts payable and accrued liabilities and due to shareholder approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Income Taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007

Note 3 – Capital Stock

During the year ended June 30, 2007, the Company completed a private placement whereby 1,000,000 common shares were issued for total proceeds of $50,000.

During the year ended June 30, 2006, the Company issued 3,000,000 common shares to its directors for cash proceeds of $3,000.

At June 30, 2007, the Company has not issued any stock options or warrants.

Note 4 - Due to Shareholder

The advances from a shareholder are unsecured, bear no interest or fixed terms of repayment and due on demand.

Note 5 –Income Taxes

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
Deferred income tax assets	$21,235	$10,060
Less valuation allowance	(21,235)	(10,060)
	$-	$-

The actual income tax recovery differs from the expected income tax recovery as follows:

	2007	2006
Estimated income tax at 34%	$10,175	$9,309
Less valuation allowance for loss carry forwards	(10,175)	(9,309)
	$-	$-

At June 30, 2007, the Company had accumulated non-capital losses of $ 62,456 (2006: $32,531), which are available to reduce taxable income in future taxation years. The potential benefit arising from these losses has been offset with a full valuation allowance. These losses expire beginning 2025.

Note 6 – Subsequent Event

Subsequent to June 30, 2007, the Company received a loan of $4,500 from a related party. The loan is unsecured, non-interest bearing, and has no specific terms of repayment.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at September 14, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Tamara Anne Huculak	President and Director	43	April 27, 2005
Maria Estrada	Secretary, Treasurer and Director	38	April 27, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Tamara Anne Huculak -President and Director

Ms. Huculak has been the President and a director of our company since our inception on April 27, 2005. She is a partner at a medium size law firm in Vancouver, British Columbia and has been practicing law in British Columbia since 1990. Her practice areas include corporate and commercial law, real estate law and intellectual property law. From 1998 to 2004, she was one of the owners of The Puppy Zone Dog Day Care and Adventure Centre located in Whistler, British Columbia, responsible for the start up of Whistler's only dog day care, dog grooming, dog training and retail facility. Also, from 1998 to 2005, she was one of the partners of TPZ Enterprises, operating as the franchisor of the Whistler and Vancouver locations of the Puppy Zone. Ms. Huculak graduated from The University of British Columbia with a bachelor of arts degree in psychology in 1986 and a L.L.B. degree in 1989.

Maria Estrada – Secretary, Treasurer and Director

Ms. Estrada has been the Secretary and Treasurer and a director of our company since our inception on April 27, 2005. Other than serving as an officer and director of our company, Ms. Estrada also works as a bodily injury claim adjuster for The Insurance Corporation of British Columbia. Ms. Estrada began her career at The Insurance Corporation of British Columbia in 1991, initially as an office assistant. In 1996 she was promoted to the position of tele-centre adjuster and in 1997 she was promoted to the position of claims adjuster. She has occupied the position of bodily injury claim adjuster for The Insurance Corporation of British Columbia since year 2000.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committees because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

The following table summarizes the compensation of our executive officers during the two years ended June 30, 2007 and 2006 and the period since incorporation (April 27, 2005) to June 30, 2005. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Pay- outs
Name and Principal Position	Year(2)	Salary	Bonus	Other (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other
Tamara Huculak President, and Director	2007 2006 2005	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Maria Estrada, Secretary, Treasurer, Director	2007 2006 2005	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Employment/Consulting Agreements

There are no written employment/consulting agreement s between the company and third parties .

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended June 30, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at June 30, 2007.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2007.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at September 14, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Tamara Huculak 2010 – 1055 West Georgia Street Vancouver, B.C. V6E 3P3	2,000,000	50%
Maria Estrada 7169 Maureen Crescent Burnaby, B.C. V5A 1H2	1,000,000	25%
Directors and Executive Officers as a Group (2 individuals)	3,000,000 common shares	75%

(1)

Based on 4,000,000 shares of common stock issued and outstanding as of September 14, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).

4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).

4.2	Form of Warrant Certificate (2 year at $0.10) (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).

10.1	Form of Subscription Agreement incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).

10.2	Form of Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).:

10.4	Form of Franchise Application (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).

31.	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Tamara Huculak.

31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Maria Estrada.

32.	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Maria Estrada.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUPPY ZONE ENTERPRISES, INC.

/s/ Tamara Huculak
Tamara Huculak, President and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Dated: September 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tamara Huculak
Tamara Huculak, President and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Dated: September 27, 2007

/s/ Maria Estrada
Maria Estrada, Secretary, Treasurer and Director

Dated: September 27, 2007