Form 10QSB
period 2007-09-30
Puppy Zone Enterprises, Inc
filed 2007-11-14
CIK 1341768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-129371

PUPPY ZONE ENTERPRISES, INC.
(Name of small business issuer as in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 14, 2007, there were 4,000,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [X]   No [   ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheets
September 30, 2007

	September 30,	June 30, 2007
	2007
	(Unaudited)

Assets
Current Assets
Cash	$3,490	$-

Liabilities
Current Liabilities
Bank indebtedness	$-	$1,799
Accounts payable	8,475	6,384
Due to shareholder	11,557	1,273

	20,032	9,456

Stockholders’ Deficit

Subsequent Events (Note 2)

Capital stock	4,000	4,000
Authorized -
100,000,000 common shares, $0.001 par value
Issued and outstanding -
4,000,000 common shares
Additional paid in capital	49,000	49,000
Deficit accumulated during the development stage	(69,542)	(62,456)

	(16,542)	(9,456)

	$3,490	$-

The accompanying notes are an integral part of these financial statements.

PUPPY ZONE ENTERPRISES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Period Since
	Three Months	Three Months	Inception (April
	Ended	Ended	27, 2005) to
	September 30,	September 30,	September 30,
	2007	2006	2007

Expenses:

Professional fees	$5 ,910	$7,740	$55,486
Website development	-		5,300
Office and miscellaneous	1,176	203	8,756

Net loss	7,086	7,943	69,542

Deficit, beginning	62,456	32,531	-

Deficit, ending	$69,542	$40,474	$69,542

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares
outstanding – basic and diluted	4,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

PUPPY ZONE ENTERPRISES, INC.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the		For the	Period Since
	Three Months		Three Months	Inception (April
	Ended		Ended	27, 2005) to
	September 30,		September 30,	September 30,
	2007		2006	2007
OPERATING ACTIVITIES
Net loss	$(7,086)	$	(7,943)	$(69,542)
Changes in non-cash working capital balances:
Accounts payable	2,091		2,058	8,475
NET CASH USED IN OPERATING ACTIVITIES	(4,995)		(5,885)	(61,067)
FINANCING ACTIVITIES
Due to shareholder	10,284		5,000	11,557
Issuance of common shares	-		-	53,000
NET CASH FLOWS PROVIDED BY FINANCING	10,284		5,000	64,557
ACTIVITIES
Increase (Decrease) in cash	5,289		(885)	3,490
Cash, Beginning	(1,799)		-	-
Cash, Ending	$3,490		$(885)	$3,490

The accompanying notes are an integral part of these financial statements.

PUPPY ZONE ENTERPRISES, INC.
(Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 1 – Basis of Presentation

Unaudited Interim Financial Statements
The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Note 2 – Subsequent Events

On October 24, 2007, the Company entered into a binding letter of intent with the stockholders of QMotions Inc. (“QMotions”). QMotions agreed to transfer all issued and outstanding shares of QMotions to the Company in accordance with the following:

1)	The issuance of 29,000,000 shares of the Company’s common stock to the shareholders of QMotions;
2)	A loan of US$500,000 from the Company to QMotions;
3)	Complete a financing of 2,000,000 units at a price of US$1.25 per unit and issue two year warrants exercisable at US$1.50 per warrant;
4)

The cancelation and return to treasury of 53,000,000 (subsequent to the stock split as noted below) restricted common shares in the capital of the Company with the closing of the acquisition on November 28, 2007; and

5)	Have maximum liabilities at closing, on November 28, 2007, totaling US$15,000.

On November 9, 2007, the Company completed an 1 to 18 stock split whereby each of the Company`s issued and outstanding shares were exchanged for 18 new shares of the company.

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

Corporate History

We were incorporated in the State of Nevada on April 27, 2005. Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business. On July 27, 2006, our common stock received approval for quotation on the NASD's OTC Bulletin Board under the symbol “PPYZ”.

On October 16, 2007, our President and director Tamara Huculak, and our Secretary, Treasurer and director Maria Estrada resigned and were replaced by Steve Bajic. Concurrently, Mr. Bajic also acquired 3,000,000 shares of common stock pursuant to a private sale by Maria Estrada and Tamara Huculak. Mr. Bajic’s focus was to identify business alternatives and additional financing for our Company.

On October 24, 2007, we entered into a binding letter of intent to acquire all the outstanding shares of QMotions, Inc. ("QMotions"), in consideration of which the Company has agreed to, among other things:

(a)	issue 29,000,000 shares of the Company’s common stock to QMotions shareholders;

(b)	arrange a loan US$500,000 to QMotions;

(c)	enter into a definitive Share Exchange Agreement; and,

(d)	complete a financing of 2,000,000 units at a price of $1.25 per unit and issue two-year warrants exercisable at $1.50 per warrant.

On November 9, 2007, the Company effected a 18 for 1 forward split of our common stock and are now quoted on the OTC Bulletin Board under the symbol “PUPZ”.

Results of Operations

From the date of our incorporation on April 25, 2005 to September 30, 2007, we have been a development stage company that has generated minimal revenues.

Three month period ended September 30, 2007 compared with the three month period ended September 30, 2006.

We posted an operating loss and had operating expenses of $7,086 for the three month period ended September 30, 2007 compared to a loss of $7,943 for the three month period ended September 30, 2006.

Our operating expenses for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 are classified primarily into the following two categories:

  professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended September 30, 2007 was $5,910, compared to the three month period ended September 30, 2006 of $7,740; and

  Office and miscellaneous fees, which consist primarily of fees paid by for rent, postage and other day to day operational expenses. The amount incurred by our company during the three month period ended June 30, 2007 was $1,106 compared to $132 for the three month period ended September 30, 2006.

Financial Condition, Liquidity and Capital Resources

From inception on April 25, 2005 to September, 2007 we were engaged in the franchising of “Doggy Day Care” services. Principal capital resources have been acquired through the issuance of common stock.

At September 30, 2007, we had a working capital deficit of $16,542.

At September 30, 2007, we had current assets of $3,490.

At September 30, 2007, our total liabilities were $20,032.

At September 30, 2007 we had cash on hand of $3,490.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our virtual calling card and fax products and services throughout the period ending June 30, 2008.

There is doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining additional financing. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Purchase of Significant Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on April 27, 2005 to September 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2007 have incurred losses of $69,542 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing.. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

We depend on the services of our officers and director, Steve Bajic. Our success depends on the continued efforts of these individuals to manage our business operations. At the present time, Mr. Bajic devotes approximately 15 hours per week. The loss of the services of either Mr. Bajic could have a negative effect on our business, financial condition and results of operations. In addition, our success in expanding our business operations is largely dependent on our ability to hire highly qualified personnel. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the industry.

Steve Bajic’s control of our company may prevent you from causing a change in the course of our operations and may affect the market price of our common stock.

Steve Bajic beneficially owns 75% of our common stock. Accordingly, for as long as Mr. Bajic continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, depending on the number of our securities sold, your ability to cause a change in the course of our operations may be impeded. As such, the value attributable to the right to vote is limited. This concentration of ownership could result in a reduction in value to the common stock you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

3.3	Certificate of Change

(10)	Material Contracts

10.1	Form of Subscription Agreement (Subscribers resident in the United States) (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

10.2	Form of Subscription Agreement (Subscribers resident in British Columbia) (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

10.3	Form of The Puppy Zone Franchise Application (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

10.4	Form of The Puppy Zone Franchise Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Registration Statement on Form SB-2 filed on November 2, 2005).

(31)	Section 302 Certification

31.1	Section 302 Certification of Steve Bajic

(32)	Section 906 Certification

32.1	Section 906 Certification of Steve Bajic

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUPPY ZONE ENTERPRISES, INC.

By: /s/ Steve Bajic

Steve Bajic
President, Chief Executive Officer, Chief Financial Officer and Sole Director
Principal Executive Officer and Principal Accounting Officer
Date November 14, 2007