Form 10QSB
period 2007-12-31
ACTIGA CORP
filed 2008-02-14
CIK 1341768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-

ACTIGA CORPORATION
 (Name of small business issuer as in its charter)

Nevada	39-2059213
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

951-786-9474
(Issuer’s telephone number)

Puppy Zone Enterprises, Inc.
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 10, 2008 there were 46,230,000 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
ACTIGA CORPORATION.
(Formerly Puppy Zone Enterprises Inc.)
(A Development Stage Company)
Balance Sheet

	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)
Assets
Current
Cash and bank accounts	$3,227	$-
Liabilities
Current
Bank indebtedness	$-	$1,799
Accounts payable	18,442	6,384
Due to shareholder	26,787	1,273
	45,229	9,456
Stockholders’ Deficit
Capital stock	4,000	4,000
Additional paid in capital	49,000	49,000
Deficit	(95,002)	(62,456)
	(42,002)	(9,456)
	$3,227	$-

The accompanying notes are an integral part of these interim financial statements.

ACTIGA CORPORATION.
(Formerly Puppy Zone Enterprises Inc.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the
	For the	For the	For the	For the	Period Since
	Three	Three	Six	Six	Inception
	Months	Months	Months	Months	(April
	Ended	Ended	Ended	Ended	27, 2005) to
	December 31,	December 31,	December 31,	December 31,	December
	2007	2006	2007	2006	31, 2007
Expenses
Accounting and legal	$21,449	$2,124	$27,359	$9,863	$76,935
Bank charges and interest	45	58	115	128	704
Website development	-	-	-	-	5,300
Office and miscellaneous	3,966	450	5,072	543	12,063

Net loss	25,460	2,632	32,546	10,534	95,002

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common
shares outstanding	72,000,000	54,000,000	72,000,000	54,000,000

The accompanying notes are an integral part of these interim financial statements.

ACTIGA CORPORATION.
(Formerly Puppy Zone Enterprises Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the	For the
	Six	Six	For the
	Months	Months	Period Since Inception
	Ended	Ended	(April 27, 2005) to
	December	December	December 31,
	31, 2007	31, 2006	2007
Operating activities
Net loss	$(32,546)	$(10,534)	$(95,002)
Changes in non-cash working capital balances:
Increase (Decrease) in accounts payable	12,058	4,290	18,442
Decrease in cash from operating activities	(20,488)	(6,244)	(76,560)
Financing activities
Advances from shareholder	25,514	7,300	26,787
Shares issued for Cash	-	-	53,000
Increase in cash from financing activities	25,514	7,300	79,787
Increase in cash	5,026	1,056	3,227
Cash, beginning	(1,799)	-	-

Cash, ending	$3,227	$1,056	$3,227

The accompanying notes are an integral part of these interim financial statements.

ACTIGA CORPORATION.
(Formerly Puppy Zone Enterprises Inc.)
(A Development Stage Company)
Notes to Financial Statement
(Unaudited)

Note 1 – Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Note 2 – Capital Stock

On November 9, 2007, the Company completed an eighteen for one (18:1) forward stock split of its issued capital stock, thereby increasing its issued capital stock from 4,000,000 shares to 72,000,000 shares on. On the same date, the Company increased its authorized capital stock from 100,000,000 shares to 1,800,000,000 shares with the par value remaining at $0.001.

Note 3 – Subsequent Event

On January 14, 2008, the Company completed a merger with QMotions Inc.(“QMotions”). The shareholders of QMotions transferred all issued and outstanding shares of QMotions to the Company. This merger was subject to the following significant terms and conditions:

(a)	Actiga and QMotions entering into an Assignment of Debt Agreement for the assignment to Actiga of the obligation to repay a convertible loan to QMotions in the amount of $500,000.

(b)	QMotions causing its debt of $1,748,376.30 to be converted into 56.794 QMotions shares prior to closing.

(c)	The issuance of 25,230,000 shares of the Company’s common stock to the shareholders of QMotions.

(d)	A loan of US$500,000 from the Company to QMotion.

(e)

Completion of a private placement for gross proceeds of $2.5 million at a price of $1.25 per unit with each unit consisting of one common share and one share purchase warrant exercisable at a price of $1.50 per share for a period of two years from the closing date.

(f)	Approval of an incentive stock option plan for the issuance of up to 6,000,000 shares of Actiga common stocks and the grant of 3,770,000 stock options in terms of the plan.

(g)	The cancellation and return to treasury of 53,000,000 of its issued and outstanding shares held by the Company’s principal shareholder.

In conjunction with the merger the Company changed its name from Puppy Zone Enterprises, Inc to Actiga Corporation on January 7, 2008

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our", and "Actiga" mean Actiga Corporation unless otherwise indicated.

Results of Operation

     From the date of our incorporation on April 25, 2005 to December 31, 2007, we have been a development stage company that has generated minimal revenues.

Comparison of the Three and Six Months Ended December 31, 2007 and Three and Six Months December 31, 2006

Net Loss

We reported a net loss for the three months and six month period ended December 31, 2007 of $25,460 and $32,546 compared to a loss of $2,591and $10,534 for the three and six month period ended December 31, 2006.

Operating Expenses

Our operating expenses for the three and six month period ended December 31, 2007 compared to the three and six month period ended December 31, 2006 are classified primarily into the following two categories:

Professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during three and six month period ended December 31, 2007 was $21,449 and $27,359 compared to the three and six month period ended December 30, 2006 of $2,124 and $9,863; and

Office and miscellaneous fees, which consist primarily of fees paid by for rent, postage and other day to day operational expenses. The amount incurred by our company during the three and six month period ended December 31, 2007 was $3,966 and $5,072 compared to $450 and $543 for the three and six month period ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

From inception on April 25, 2005 to December, 2007 we were engaged in the franchising of “Doggy Day Care” services. Principal capital resources have been acquired through the issuance of common stock.

At December 31, 2007, our cash balances were $3,227. Cash on hand is currently our only source of liquidity. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

At December 31, 2007 our current assets were $3,227, our total liabilities were $45,229 and our working capital deficit was $42,002.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent Private Placements

On January 8, 2008, we closed a private placement to four subscribers consisting of 2,000,000 units of our securities at a price of $1.25 per unit for aggregate proceeds of $2,500,000. Each unit consists of (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of 24 months commencing from the closing of the private placement, at an exercise price of $1.50 per common share. Proceeds of the offering are intended to be used for working capital to meet continued operating expenses.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are deemed by our management to be material to investors.

Prior to entering into the Merger Agreement, on January 7, 2008 we terminated the Share Exchange Agreement between the parties dated December 24, 2007. The Merger Agreement supercedes and replaces all prior agreements between the parties. We did not incur any early termination penalties in connection with the termination.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on April 27, 2005 to December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. We have historically incurred losses, and through December 31, 2007 have incurred losses of $95,002 from our inception.

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

Item 3. Controls and Procedures.

     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s management and acting chief financial officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, December 31, 2007. Based on such evaluation, he has concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective in bringing to his attention on a timely basis information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

     There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     We did not sell any securities during the quarter ending December 31, 2007. On January 8, 2008, we closed a private placement to four subscribers consisting of 2,000,000 units of our securities at a price of $1.25 per unit for aggregate proceeds of $2,500,000. Each unit consists of (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of 24 months commencing from the closing of the private placement, at an exercise price of $1.50 per common share. The private placement was conducted in an offshore transactions relying on Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons, as defined in Regulation S. No directed selling efforts were made in the United States by Actiga, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

For a complete description of the Events described below, please see the current report on Form 8-K filed on January 18, 2008.

On January 7, 2008 Actiga Corporation (“we”, “us”, “our” or “Actiga”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QMotions, Inc., a private California C Corporation (“QMotions”), the stockholders of QMotions (the “QMotions Stockholders”) and QMotions Acquisition Corp., a wholly owned subsidiary of Actiga (“QMAC”) formed for the purpose of completing the merger of QMotions and QMAC (the “Merger”). Under the terms of the Merger Agreement we agreed to acquire, through our wholly owned subsidiary QMAC, all of the outstanding shares of QMotions thereby merging QMotions into QMAC and resulting in “QMotions, Inc,” being a direct, wholly-owned subsidiary of Actiga. Upon the reverse subsidiary merger of QMAC with and into QMotions, we agreed to issue to the shareholders of QMotions an aggregate of 25,230,000 shares of the common stock of Actiga. A certificate of merger respecting the merger of QMotions and QMAC was filed with the state of California on January 10, 2008.

Closing of the Merger Agreement occurred on January 14, 2008 and disclosures about our Merger were made on Form 8-K filed with the SEC on January 18, 2008.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(31)	Section 302 Certification

31.1	Section 302 Certification of Steve Bajic
31.2	Section 302 Certification of Amro Albanna

(32)	Section 906 Certification

32.1	Section 906 Certification of Steve Bajic
32.2	Section 906 Certification of Amro Albanna

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIGA CORPORATION
Date February 14, 2008
By: /s/ Steve Bajic
Steve Bajic
Acting Financial Officer and director

Date February 14, 208

By: /s/ Amro Albanna
Amro Albanna
CEO and director