Form 10-K
period 2007-12-31
ACTIGA CORP
filed 2008-04-01
CIK 1341768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 001-31361

Actiga Corp.

(Exact name of registrant as specified in its charter)

Nevada	39-2059213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

871 Marlborough Avenue, Suite 100, Riverside CA	92507
(Address of principal executive offices)	(Zip Code)

951-786-9474
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 2008, was approximately $43,796,452.80 based on the closing sale price of the Company’s Common Stock on such date of US $1.86 per share, as reported by the OTC Bulletin Board.

As of March 24, 2008, there were 46,230,000 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated: None.

Actiga Corp.,

Form 10-K

For the fiscal year ended December 31, 2007

TABLE OF CONTENTS

Note on Forward-Looking Statements

NOTE ON FORWARD LOOKING STATEMENTS

This Report, including the documents incorporated by reference in this Report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially from those discussed herein, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project” and other similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.

4

PART I

Item 1. Description of Business.

Introduction

Actiga Corporation (the “Company”, “Actiga”, “we”, or “us”) was incorporated in the State of Nevada on April 27, 2005 under the name Puppy Zone Enterprises, Inc. Prior to the merger we changed our name from Puppy Zone Enterprises, Inc. to Actiga Corporation. On January 7, 2008, we consummated a merger with QMotions, Inc. (“QMotions”), whereby we acquired and adopted the business operations of QMotions (as discussed below). Prior to the acquisition of QMotions, we were a public shell with nominal assets and our business focus was the development of a franchise system to offer high quality, integrated and consistent dog day care services under the brand name The Puppy Zone. Following the acquisition of QMotions, we terminated our dog day care services and adopted the business of QMotions, consisting of the development, manufacture, distribution, marketing and sale of motion-based controllers for video games and online video games.

In light of the fact that (i) prior to the merger with QMotions, our Company was a public shell with nominal assets, (ii) the operations of The Puppy Zone, the development of what was our former business focus, have ceased, and (iii) our Company acquired and adopted the operations of QMotions as our Company’s sole operations, the information presented in this Annual Report reflects the operations and financial statements of QMotions, unless indicated to the contrary.

Recent Developments

On January 7, 2008, Actiga entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among QMotions, Inc., a private California corporation, the stockholders of QMotions and QMotions Acquisition Corp., a wholly owned subsidiary of Actiga (“QMAC”) formed for the purpose of completing the merger of QMotions and QMAC. Under the terms of the Merger Agreement, we agreed to acquire, through our wholly owned subsidiary QMAC, all of the issued and outstanding shares of QMotions, thereby merging QMotions into QMAC. As a result of the merger, QMotions became a direct, wholly-owned subsidiary of Actiga. Upon the reverse subsidiary merger of QMAC with and into QMotions, we agreed to issue to the shareholders of QMotions an aggregate of 25,230,000 shares of the common stock of Actiga. A certificate of merger respecting the merger of QMotions and QMAC was filed with the state of California. For accounting purposes , the transaction will be accounted for as a “reverse merger,” with Qmotions, Inc.being considered the accounting acquiror, and Actiga Corporation, the legal acquiror, being considered the acquired entity. Accordingly, all historical financial information presented in this form 10-K is that of Qmotions, Inc.

Prior to the merger with QMAC, QMotions was a private corporation incorporated pursuant to the laws of the State of California on January 1, 2003 under the name Comersa Corp. On June 4, 2003, Comersa Corp. changed its name to QMotions, Inc. Since June 4, 2003, QMotions’ business objective has been the development, manufacture, distribution, marketing and sale of motion-based controllers for video games and the in-house development of online video games.

Prior to entering into the Merger Agreement, on January 7, 2008 we terminated the Share Exchange Agreement between each of Dale Hutchins, David Addington and Xuejun Tan, entered into on December 24, 2007. Following the closing of the merger by and between QMotions and Actiga, on January 14, 2008, Actiga issued an aggregate of 3,770,000 options to purchase shares of Common Stock of Actiga to Dale Hutchins, David Addington and Xuejun Tan. The Merger Agreement superseded and replaced all prior agreements between the parties.

Prior to the closing of the merger, QMotions caused its Note of $1,748,376.30 due to shareholder to be converted into 56.794 shares of QMotions. Following the closing of the merger on January 14, 2008, such shares were converted into 7,059,680 shares of Actiga.

On January 8, 2008, we closed a private placement to four investors consisting of 2,000,000 units of our securities at a price of $1.25 per unit, for aggregate proceeds of $2,500,000. Each unit consists of (i) one common share and (ii) one warrant, entitling the holder thereof to purchase one common share at an exercise price of $1.50 per common share. The warrant is exercisable for a period of 24 months commencing on the closing date of the private placement. This private placement was exempt from the registration requirements under federal securities laws pursuant to Regulation D of the Securities Act of 1933. The proceeds of the private placement were intended to be used for working capital and continued operating expenses.

Description of Products

Our principal business consists of the development of active game controllers for the PC, Microsoft Xbox, Sony PlayStation consoles, and online game community making video games more appealing to gamers and non-gamers alike.

We are a leading pioneer in active gaming. Our mission is to empower users to enjoy real-life, natural motion game play controllers that provide access to revolutionary downloadable 3D games and PC/Console-based video games. We are committed to bringing to market a portfolio of online and PC/Console gaming products and services.

Currently, we have three products on the market:

1.
QMotions™ Golf - QMotions-Golf is a full motion game controller that can replace the player’s keyboard, game controller or mouse on most pre-existing golf video games with a device that measures the player’s swing using a real golf club and translates it into the video game. This allows the player to play the video game while using a real golf club as his game controller.

2.
QMotions-Xboard™ - QMotions-Xboard is a full motion game controller, on which the player stands, that translates body movement and converts it to signals that control snowboarding and skateboarding games. The QMotions-Xboard plugs into a player’s existing game console.

3.
QMotions-Active Exercise™. QMotions-Active Exercise is a full motion game controller that connects the player’s stationary exercise bicycle to video racing games and allows the player to control the racing object or person in the game through pedaling the bicycle.

Our lines of full motion game controllers are intended to offer an arcade-like experience to video gamers, affordable indoor simulation capabilities to sports enthusiasts and incorporates entertainment into working-out for fitness fans. The next generation controllers and the dedicated avatar-based online game community that offers social networking features are currently in development. In the next 12 months, we plan to increase marketing, distribution and sales for these three products and to develop other potential products. We intend on expanding our product lines by creating additional products, upgrading existing products to support new video games platforms such as Xbox 360, Sony PlayStation III and online platforms and by launching online video games.

Distribution Methods and Marketing Strategy

We rely on multiple sales channels, including, but not limited to, the following:

1.	Selling directly to consumers via online sales and television infomercials;

2.	Developing strategic alliances with other businesses with mutual business interest (OEM); and

3.	Launching products into retail by selling directly to retailers and distributors with relationships with our Company’s target retailers.

Our overall strategy is to develop and market a full line of active game technology products that support existing PC/game console platforms, support leading video sports game products and empower players to use their own sports equipment. All of our full motion game controllers are intended to be competitively priced for the consumer market and will power 3D downloadable games. We intend to leverage our intellectual properties, using core technologies that can be used to develop specific applications for almost all current video games that do not require source code interfaces, to design products that have defensible technologies and short time-to-market development cycles. In addition, we intend to create a dedicated online game community that is avatar-based and that offers social networking features to target monthly internet gamers worldwide.

Our initial marketing efforts are focused on four areas:

1.	Clearly defining the company/product message to create reseller and end user awareness and demand for the company's product lines.

2.
Developing a product strategy that appeals to both major retailers and consumers, including: (i) delivery of a complete product line of full motion game controllers that commands prominent retail shelf space; (ii) create attractive, eye catching retail packaging; and (iii) achieve consumer price points (comparably priced to other video game accessories-both competitive & non-related game accessory products).

3.	Establishing the "QMotions" brand as a pioneer and leader in the category.

4.	Creating an active experience for casual and avid gamers alike with a dedicated online game community, through an interactive website.

Competition

Our business is highly competitive in nature and subject to rapid and substantial technological changes. We compete with other businesses in various categories, including video game controllers and online game portals. Depending on the product line, we compete with others for retail shelf space, human resources, investment capital, strategic alliances and many other resources. Development by other businesses in the video game controllers and online game portals may render our products non-competitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Many other businesses have significantly greater research and development capabilities than do we, as well as substantially more marketing, manufacturing, financial and managerial resources. There are several companies that currently sell motion game play controllers such as Sony and Xbox, online game portals and PCs.

Sources and Availability of Raw Materials And Principal Suppliers

As an early-stage company, we currently rely upon a small number of suppliers to whom we outsource our manufacturing needs. Management plans to reduce such dependency by expanding our supply channels.

Dependence on a Few Major Customers

We are dependent on a few major customers, primarily Radio Shack, for the distribution of our products. In 2007, Radio Shack accounted for 87% of sales. No other single customer accounted for more than 10% of total sales in 2007.

Intellectual Property

As of the date of this Annual Report, the following charts reflect all patent and trademarks pending, currently owned or formerly owned by our Company.

QMotions, Inc., Patents

Title of Invention:	Country:	Status:	Application No.	Filing Date:
BASEBALL SIMULATION DEVICE	US	Published	11/326097	1/4/2006	-

BASEBALL SIMULATION DEVICE	US	Closed	60/641391	1/4/2005

BASEBALL SIMULATION DEVICE	WO	Published	PCT/US2005/047061	12/28/2005

BASEBALL SIMULATION DEVICE	TW	Pending	95100303	1/4/2006	-

SYSTEM AND METHOD FOR INTERFACING A SIMULATION DEVICE WITH A GAMING DEVICE (Claims directed to interfacing of a fitness device with a gaming device, and the general concept of over-riding controller signals.)	US	Pending	11/433066	5/12/2006	-

SYSTEM AND METHOD FOR INTERFACING A SIMULATION DEVICE WITH A GAMING DEVICE (Claims directed to the general over-riding feature, fitness device, and the board.)	US	Pending	11/433047	5/12/2006	-

SYSTEM AND METHOD FOR INTERFACING FITNESS DEVICE WITH GAMING DEVICE	US	Closed	60/681112	5/13/2005

INPUT SYSTEM AND METHOD	US	Published	10/741308	12/19/2003	-

INPUT SYSTEM AND METHOD	US	Published	10/957338	10/01/2004

Title of Invention:	Country:	Status:	Application No.	Filing Date:
INPUT SYSTEM AND METHOD	WO	Abandoned	PCT/US2004/032224	10/1/2004

INPUTS SYSTEM AND METHOD	TW	Pending	93130033	10/04/2004

SIMULATION DEVICE FOR BOARDING SPORT GAMES	US	Pending	60/771963	2/9/2006	-

GOLF TRAINING SIMULATION CONTROLLER DEVICE	US	Unfiled			-

SYSTEMS AND METHODS FOR WIRELESS SENSORS FOR ELECTRONIC GAMING	US	Pending	60/871,573	12/22/2006

SYSTEMS AND METHODS FOR USER MOVEMENT PATTERN RECOGNITION FOR ELECTRONIC GAMING	US	Unfiled

Wireless body-worn sensors (Undergoing conflict check as of 11-7-06) for possible provisional application.

List of Pending and Registered Trademarks

U.S. Trademarks	Serial No.	Registration No.	Classes	Status
QMOTIONS	78730255	3148406	9, 28	Registered: 9/26/2006

QMOTIONS logo	78731067	3148426	9, 28	Registered: 9/26/2006

QMOTIONS- XBOARD	78837694		28	Filing Date: 3/15/2006 Intent to Use Notice of Allowance Issued: 7/24/2007 First Request for Extension of Time to File a Statement of Use filed and approved.

QMOTIONS- XBOARD	78979482		9	Filing Date: 3/16/2006 Statement of Use Filed: 10/26/2007 Statement of Use accepted and approved for registration

QMOTIONS- FUNFITNESS	78837697		28	Filing Date: 3/15/2006 Intent to Use Notice of Allowance issued: 7/24/2007 First Request for Extension of Time to File Statement of Use has been filed and approved.

QMOTIONS- FUNFITNESS	78979483		9	Filing Date: 3/15/2006 Statement of Use Filed: 10/26/2007 Statement of Use accepted and approved for registration

QMOTIONS	78730255	3148406	9, 28	Registered: 9/26/2006

QMOTIONS logo	78731067	3148426	9, 28	Registered: 9/26/2006

QMOTIONS- XBOARD	78837694		28	Filing Date: 3/15/2006 Intent to Use Notice of Allowance Issued: 7/24/2007 First Request for Extension of Time to File a Statement of Use filed and approved.

QMOTIONS- XBOARD	78979482		9	Filing Date: 3/16/2006 Statement of Use Filed: 10/26/2007 Statement of Use accepted and approved for registration

QMOTIONS- FUNFITNESS	78837697	28		Filing Date: 3/15/2006 Intent to Use Notice of Allowance issued: 7/24/2007 First Request for Extension of Time to File Statement of Use has been filed and approved.

Community Trademarks	International Registration No.	Classes	Status
QMOTIONS	000892748	9, 28	Opposition Matter No. B 1130824 Pending Extension of Cooling-Off Period expires: 7/22/2009

QMOTIONS	000892749	9, 28	Opposition Matter No. B1130832 Pending Extension of Cooling-Off Period expires 7/22/2009

Government Approval and Regulations

We are subject to regulations in the United States by the Federal Communications Commission (“FCC”). FCC rules permit the operation of unlicensed devices that radiate radio frequency (“RF”) emissions if the manufacture complies with certain equipment authorization procedures, technical requirements, marketing restrictions and product labeling requirements. An independent, FCC-certified testing lab has verified that our Xboard PS2, Golf PC, and PS2 to PC Converter Cable products comply with FCC technical requirements for 47 CFR Part 15 Class B devices.

In Europe and other overseas markets, the Company’s products are subject to safety and RF emissions regulations adopted by the European Union (“EU”). The Company has received final Conformite Europeene (“CE”) certification on its Xboard PS2, and PS2 to PC Converter Cable product, which is required for us to freely market this product within the EU.

RoHS Directive

The RoHS Directive stands for "the restriction of the use of certain hazardous substances in electrical and electronic equipment." The RoHS Directive bans the placing on the EU [and California USA] markets of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (“PBDE”) flame retardants. Xboard PS2 and PS2 to PC Converter Cable products sold by QMotions have been tested by an independent lab and found in complete compliance with the requirements of California RoHs Proposition 65 and EU RoHs requirements.

American Society for Testing and Materials and Code of Federal Regulations

Due to the marketing of the Xboard product to children 8 years of age and older the Company has had its Xboard PS2 and PS2 to PC Converter Cable tested in independent labs and was found in compliance with the following CFR and ASTM standards for children age 8 and above:

•	16 CFR 1500.48/ ASTM F963-03 Section 4.9 Standard Consumer Safety Specification for Toy Safety Sharp Points Requirements.

•	16 CFR 1500.49/ ASTM F963-03 Section 4.7 Standard Consumer Safety Specification for Toy Safety Sharp Edges Requirements.

•	16 CFR 1500.19 / ASTM F963-03 Section 5 Standard Consumer Safety Specification for Toy Safety Labeling Requirements.

•	16 CFR 1500.19/ ASTM F963-03 Section 7 Standard Consumer Safety Specification for Toy Safety Producer Requirements.

•	16 CFR 1500.44/ ASTM F963-03 Standard Consumer Safety Specification for Toy Safety Flammability Requirements.

•
16 CFR 1303/ ASTM F963- 03 Section 4.3.5.1 Standard Consumer Safety Specification for Toy Safety Total Lead Content Test Requirements and US Consumer Product Safety Commission's CPSC 16 CRF 1303 Total Lead Contents Requirements.

Research and Development

During the years ended December 31, 2007 and 2006, we spent $167,809 and $160,400, respectively, on research and development activities. In 2006, research and development activities were primarily focused on the development of the QMotions-Xboard and the QMotions-Active Exercise. In 2007, research and development activities were primarily focused on continued development of the QMotions-Active Exercise, as well as, several unannounced future products.

Employees

Actiga and its subsidiaries currently have thirteen full-time employees.

Item 1A. Risk Factors

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

      We are in our early stages of development and face risks associated with a new company in a growth industry. We may not effectively address these risks and uncertainties or implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish our objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We will need substantial additional financing in the future to continue operations as a going concern.

Our Report from our Independent Registered Accounting Firm raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue present operations will be dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established. We are exploring various financing alternatives. There can be no assurance that we will be able to secure such financing at acceptable terms, if at all. If adequate funds are not available, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets.

We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantities.

Substantially all of our products are manufactured by unaffiliated manufacturers. We do not have any long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and import quota capacity.

There can be no assurance that there will not be a significant disruption in the supply of raw materials from our intended sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

We depend on our management. If we fail to retain key personnel, our business could be adversely affected.

There is competition for qualified personnel in the areas in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel could adversely affect our business. We also depend upon the performance of our executive officers and key employees in particular, Messrs. Amro A. Albanna, Dale L. Hutchins and Albert Cervantes and Eman Albanna. Although we have entered into employment agreements with Messrs. Hutchins, Cervantes and Albanna, the loss of any of these individuals could have a material adverse effect upon us. We have only obtained “key man” life insurance for Mr. Albanna.

Risks Related to our Business

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the products we intend to develop is very competitive and subject to rapid technological change. The prices for our intended products tend to decrease over their life cycle, which can result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total cost for products. We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions. If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

We are dependent on a few major customers which if lost will have a material adverse effect on the company.

We are dependent on a few major customers for the distribution of our product. In 2007 , one major customer accounted for 87% of our sales. The loss of this customer would have an immediate detrimental impact on our operations.

Products developed by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on the company.

We may face claims for damages as a result of defects or failures in our present or future products. Our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in the development of products that compete with our products.

Our future viability depends in part on our proprietary technology, technical know-how and other intellectual property. We rely on a combination of patent, trade secret, copyright, trademark and other intellectual property laws, and confidentiality procedures and contractual provisions such as nondisclosure terms and licenses, to protect our intellectual property.

We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries. It is possible that any patent owned by us will be invalidated, deemed unenforceable, circumvented or challenged, that the patent rights granted will not provide competitive advantages to us, or that any of our pending or future patent applications will not be issued. In addition, other intellectual property laws or our confidentiality procedures and contractual provisions may not adequately protect our intellectual property. Also, others may independently develop similar technology, duplicate our products, or design around our patents or other intellectual property rights. Any of these events could significantly harm our business, financial condition and operating results.

Product quality issues could adversely affect our reputation and could impact our operating results.

The market for our products is characterized by rapidly changing technology and evolving industry standards. To remain competitive, we must continually introduce new products and technologies. The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell. Failure to do so could result in product recalls, product redesign efforts, lost revenue, loss of reputation, and significant warranty and other expenses to remedy.

Infringement could lead to costly litigation and/or the need to enter into license agreements, which may result in increased operating expenses.

Existing or future infringement claims by or against us may result in costly litigation or require us to license the proprietary rights of third parties, which could have a negative impact on our results of operations, liquidity and profitability.

We believe that our proprietary rights do not infringe upon the proprietary rights of others. As the number of products in the industry increases, we believe that claims and lawsuits with respect to infringement may also increase. We cannot guarantee that future infringement claims will not occur or that they will not negatively impact our ability to develop, publish or distribute our products.

Our business is highly dependent on the availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially viable products for these systems.

We derive most of our revenue from the sale of active game controllers for the PC, Microsoft Xbox, Sony PlayStation consoles, and online game community. The growth and viability of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products are lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our industry is cyclical and products are cyclical and at the end of a life cycle of a product consumers may be slower to adopt new video game systems than we anticipate, and our operating results may suffer and become more difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Microsoft launched the Xbox 360 in November 2005, while Sony launched the PLAYSTATION 3 in November 2006 and Nintendo launched the Wii in November 2006. We have continued to market new products for prior-generation video game systems such as the PlayStation 2 while also making significant investments in products for the new systems. As the prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video games for prior-generation systems will continue to decline as (1) we produce fewer products for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers defer game software purchases until they are able to purchase a new video game hardware system. This decline in prior-generation product sales may be greater than we anticipate, and sales of products for the new platforms may be lower than we anticipate. Moreover, we expect development costs for the new video game systems to be greater on a per-product basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

Video game hardware systems have been characterized by short product life cycles, continual performance enhancements, and rapid adoption of technological and product advancements by competitors in our retail market. We continue to experience aggressive price competition and other promotional activities from our primary competitors and from less-established brands, and we may choose to adjust prices or increase other promotional activities to improve our competitive position. We may also encounter more competition if any of our competitors decide to enter other markets in which we currently operate.

If we do not consistently meet our product development schedules, our operating results will be adversely affected.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December quarter. In addition, we intend to release certain of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer. Likewise, if a key event to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, harm our profitability, and cause our operating results to be materially different than anticipated.

  Our earnings vary significantly and are materially affected by releases of popular products and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate significantly in the future.

Our business is intensely competitive and “hit” driven. If we do not continue to deliver “hit” products and services or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad. While many new products and services are regularly introduced, only a relatively small number of “hit” products accounts for a significant portion of total revenue in our industry. Hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations. If our competitors develop more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or the manner in which people play our games, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

In recent years we have expanded our product portfolio to include products designed for use with third-party platforms such as Microsoft Xbox 360 and Sony PlayStation III. The growth of our business is in part due to sales of these products. However, our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms may require paying a royalty, which lowers our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can change without prior notice to us, which can result in our having excess inventory or lower margins.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: popularity, price and timing of our games and the platforms on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

From time to time we may become involved in other legal proceedings which could adversely affect us.

We are currently not party to any legal proceedings, however, we may become from time to time, subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, and disruptive to normal business operations. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

It is our current intention to engage in and evaluate a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. As of the date of filing of this Annual Report we have not yet identified any such strategic transactions. Any of these strategic transactions could be material to our financial condition and results of operations. In our search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we may face include:

•
The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked such controls, procedures and policies;

•	Cultural challenges associated with integrating employees from an acquired company or business into our organization;
•	Retaining key employees from the businesses we acquire; and
•	The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management.

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing stockholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Fluctuations in quarterly operating results lead to unpredictability of revenue and earnings.

The timing of the release of new video game hardware and software can cause material quarterly revenue and earnings fluctuations. A significant portion of revenue in any quarter may be derived from sales of new products introduced in that quarter or shipped in the immediately preceding quarter. If we are unable to begin volume shipments of a significant new product during the scheduled quarter our revenue and earnings will be negatively affected in that period. In addition, because a majority of the unit sales for a product typically occur in the first thirty to one hundred twenty days following its introduction, revenue and earnings may increase significantly in a period in which a major product is introduced and may decline in the following period or in a period in which there are no major product introductions.

Quarterly operating results also may be materially impacted by factors, including the level of market acceptance or demand for products and the level of development and/or promotion expenses for a product. Consequently, if net revenue in a period is below expectations, our operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

Our products may be subject to governmental restrictions or rating systems.

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment products. In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment products. We believe that mandatory government-run rating systems eventually may be adopted in many countries that are significant markets or potential markets for our products. We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could delay the release of our products in those countries. Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business. While to date such actions have not caused material harm to our business, we cannot assure you that the actions taken by certain retailers and distributors in the future, would not cause material harm to our business.

Risks Related to our Securities

Our common stock may be affected by limited trading volume and stock price may fluctuate significantly.

Prior to our merger with Puppy Zone Enterprises, Inc., there was no public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our stockholders’ ability to sell our common stock in short time periods or possibly at all. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. or world economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted for trading on Over the Counter Bulletin Board (OTCBB) under the symbol AGAC.OB where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.

For the short term, we maintain our executive offices at 871 Marlborough Avenue, Suite 100, Riverside, California. The lease is for approximately 1500 square feet of shared commercial office space in Riverside, California. This facility is adequate and suitable for our current operating needs. The term of this lease is month to month at a fee of $3,300 per month. We currently plan to use this space until such a time that Management has fully evaluated the square footage that it needs on a go forward basis. At that time, we will secure a longer-term arrangement at a different, non-shared, location in the Riverside area.

Item 3. Legal Proceedings.

To the knowledge of our management, there is currently no litigation pending or contemplated against our properties or the properties of our subsidiary nor was any such litigation pending or contemplated as of the fourth quarter of the fiscal year ending December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol “AGAC”.

On March 24, 2008, the closing prices of our common stock was $1.86.

Holders
On March 24, 2008, there were approximately 26 holders of record of our common stock.

Dividends
We have never declared or paid any cash dividend on our common stock. We currently intend to retain any potential future earnings, if any and do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recent fiscal year ending on December 31, 2007, we did not have an equity compensation plan.

Repurchases of Equity Securities.

None.

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Form 10-K report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

Overview

We were incorporated in the State of Nevada on April 27, 2005 under the name Puppy Zone Enterprises, Inc. Prior to our reverse merger, we changed our name from Puppy Zone Enterprises, Inc. to Actiga Corporation. On January 7, 2008, we entered into an Agreement and Plan of Merger and we closed on January 14, 2008 with QMotions, Inc. (“QMotions”), whereby we acquired and adopted the business operations of QMotions (as discussed below). Prior to the acquisition of QMotions, we were a public shell with nominal assets and our business focus was the development of a franchise system to offer high quality, integrated and consistent dog day care services under the brand name The Puppy Zone. Following the acquisition of QMotions, we terminated our dog day care services and adopted the business of QMotions, consisting of the development, manufacture, distribution, marketing and sale of motion-based controllers for video games and online video games. For accounting purposes , the transaction will be accounted for as a “reverse merger,” with Qmotions, Inc.being considered the accounting acquiror, and Actiga Corporation, the legal acquiror, being considered the acquired entity. Accordingly, all historical financial information presented in this form 10-K is that of Qmotions, Inc.

Summary of Significant Accounting Policies

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

The Company has entered into consigned inventory agreements with several customers. For products shipped under consigned inventory agreements, the Company recognizes revenue when the customer notifies the Company that they have taken possession of the product from the consigned inventory and all other criteria stated above have been met.

Going Concern

Our Report from our Independent Registered Accounting Firm raises substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue present operations will be dependent upon our ability to obtain significant external funding. Additional sources of funding have not been established. We are exploring various financing alternatives. There can be no assurance that we will be able to secure such financing at acceptable terms, if at all. If adequate funds are not available, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets.

Results of Operation

Since inception to December 31, 2007, we have generated minimal revenues.

Comparison of the year ended December 31, 2007 and year ended December 31, 2006

Net Sales

Sales for the year ended December 31, 2007 totaled $1,311,085 compared to $150,065 for the year ended December 31, 2006. A new contract with Radio Shack, the Company’s major customer, accounted for $1,135,355, or 87%, of our 2007 fiscal year sales.

Cost of Sales

Cost of sales for the year ended December 31, 2007 totaled $1,369,094 compared to $402,700 for the year ended December 31, 2006. Costs of sales include inventory reserves of $141,402 for fiscal year 2007 as compared to $131,313 in our 2006 fiscal year.

Operating Expenses

Our operating expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 are classified primarily into the following three categories:

1.
General and Administrative Expenses. General and administrative expenses for fiscal 2007 of $1,342,951 consist primarily of payroll $631,656 and professional fees of $151,173 which includes legal fees, accounting and auditing fees for the year end audit. General and administrative expenses for fiscal year 2006 of $999,104 consist of payroll of $684, 280 and professional fees of $125,779. The allowance for doubtful accounts for fiscal 2007 was $231,000 compared to $0 in fiscal 2006. Rent expense primarily for office space and warehouse totaled $87,181 for fiscal 2007 as compared to $30,967 for fiscal 2006.

2.
Research and Development Expenses. Research and development expenses consist primarily of fees paid for payroll, engineering and other research and development costs. The amount incurred by the Company during the year ended December 31, 2007 was $167,809 compared to $160,400 for year ended December 31, 2006.

3.
Sales and Marketing Expenses. Sales and marketing expense totaled $371,337 for year ended December 31, 2007 as compared to $180,174 for year ended 2006. Fiscal 2007 includes a marketing program of $200,000 as compared to $0 for fiscal 2006.

Net Loss

As a result of the foregoing, we reported a net loss for the year ended December 31, 2007 of $2,021,291 compared to a loss of $1,573,545 for the year ended December 31, 2006.

Liquidity and Capital Resources

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

Recent Private Placements

On January 8, 2008, we closed a private placement to four investors consisting of 2,000,000 units of our securities at a price of $1.25 per unit, for aggregate proceeds of $2,500,000. Each unit consists of (i) one common share and (ii) one warrant, entitling the holder thereof to purchase one common share at an exercise price of $1.50 per common share. The warrant is exercisable for a period of 24 months commencing on the closing date of the private placement. This private placement was exempt from the registration requirements under federal securities laws pursuant to Regulation D of the Securities Act of 1933. The proceeds of the private placement were intended to be used for working capital and continued operating expenses.

Cancellation and Conversion of Debt

Prior to the merger, QMotions caused its debt of $1,748,376.30 with a shareholder to be converted into 56.794 QMotions shares prior to closing and following the closing of the merger on January 14, 2008, such shares were converted into 7,059,680 shares of common stock of Actiga.

On August 30, 2007, the Company entered into a Convertible Debenture Agreement whereby it received $500,000. The Convertible Debenture is due on demand and accrues interest at 10% per annum. In lieu of payment in cash, the holder may elect to convert the debenture to common shares prior to the end of the term or the Debenture will either: (i) automatically convert into the shares if not repaid prior to the end of the term, or (ii) the Company provides the holder with written notice of its intention to repay the debenture prior to the end of the term, then at the option of the holder, all or a portion of the Debenture may be converted into shares or repaid by cash. If paid by common shares, the shares shall represent a percentage of the total issued and outstanding capital in the Company determined by the following formula:

Percentage of shares in the capital of the Company to be issued to the Holder	=	$500,000 + accrued interest on the Loan as at the date of the Conversion Notice
$6,500,000 + $500,000 + accrued interest on the Loan as at the date of the Conversion Notice

As security for the payment and performance under the Agreement, in a formal bankruptcy or insolvency proceeding only, the Company granted to the holder by way of mortgage, charge, assignment and transfer a security interest on all of the Company’s presently owned and thereafter acquired intellectual property rights, in accordance with and subject to the provisions of the Agreement. At completion of the merger the notes were converted.

On August 30, 2007 the Company entered into an Advisory Agreement with Orange Capital Corp. (“Orange”). Concurrent with this Agreement, Orange facilitated a convertible debenture loan to the benefit of the Company in the aggregate principal amount of $500,000 from EH&P Investments dated August 30, 2007. With this Agreement, the Company agreed to engage Orange as its exclusive corporate reorganization advisor, commencing on the earlier of the conversion of the loan into shares (all or any part thereof) and November 28, 2007 and ending 120 days thereafter, with respect to any corporate reorganization (merger, acquisition, reorganization or the like) on the terms and conditions contained in the agreement. However, subject to the Company either: (i) providing its lender with a notice of its intention to repay the loan within 90 days of its funding, or (ii) repaying the loan, as provided for in that certain Convertible Debenture by and between the lender and the Company, dated August 30, 2007, in which case Orange would not be entitled to any remuneration or any right to act as our exclusive corporate reorganization advisor as outlined above. At completion of the merger, the agreement with Orange has been terminated.

In their report on our financial statements for the year ended December 31, 2007, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our obtaining further long-term financing, successful and sufficient market acceptance of our products and ultimately achieving a profitable level of operations. We have historically incurred losses, and from inception through December 31, 2007, have incurred losses of $6,853,306.

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

Prior to the merger by and between Actiga Corp., and QMotions, Inc., certain Phantom Stock Options entered into by QMotions, Inc in 2004 were converted into 30.329 Stock Options of QMotions, Inc.and subsequently converted into 3,770,000 Options to purchase shares of common stock of of Actiga Corp.

Off-balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements.

Our Consolidated Financial Statements and Notes thereto and the report of Grobstein Horwath & Company LLP., our independent registered public accounting firm, are set forth on pages F-1 through F-27 of this Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective February 26, 2008 we dismissed Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) as the Company’s independent registered public accounting firm. The decision to dismiss DMCL was approved by the Company’s board of directors.  DMCL had expressed substantial doubt about the Company’s ability to continue as a going concern in Form 10-KSB filed with the Securities Exchange Commission on September 28, 2007.   DMCL’s report was based on the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008. Other than as stated, DMCL’s reports did not contain any other adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's most recent fiscal years and any subsequent interim period preceding such dismissal there were no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCL, would have caused it to make reference to the subject matter of the disagreements in connection with its report and there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

DCML was engaged as the independent registered public accounting firm since January 3, 2007. Effective February 26, 2008, the Company engaged Grobstein, Horwath & Company LLP (“GHC”), as its independent registered public accounting firm. GHC served as the auditor for QMotions, Inc., the Company’s wholly owned subsidiary which the Company acquired on January 14, 2008. During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging GHC, neither the Company nor anyone on its behalf consulted GHC regarding either: (i) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii)  any matter regarding the Company that was either the subject of a disagreement or a reportable event.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based on such evaluation, the CEO and CFO have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our current executive officers and directors (1):

Name	Age	Position(s) Held
Amro A. Albanna	38	Chairman of the Board, Chief Executive Officer and Treasurer
Dale L. Hutchins	45	President, Secretary and Director
Albert Cervantes	55	Chief Financial Officer
Randolph Geissler	47	Director
Steve M. Bajic	38	Director

(1)	Prior to the merger with QMotions, Steve Bajic was our sole director.

Amro A. Albanna – Chairman, Chief Executive Officer, Treasurer and Director

Mr. Albanna, age 38, is our Chairman, Chief Executive Officer and Treasurer. He was appointed director pursuant to the merger between Actiga and QMotions in January 2008, which is described in our business section above. Mr. Albanna founded QMotions, (as a result of the merger, is a wholly owned subsidiary of Actiga) in 2003 and served as QMotion’s Chief Executive Officer. Previously, Albanna served as an officer of Digital Angel Corp. (AMEX: DOC). From 2000 to 2003 he served as President of Digital Angels Wireless and GPS division and previously was the Founder and President of Timely Technology Corp. Earlier experiences includes years as a systems engineering consultant for companies in a range of industries including retail, insurance and finance. In addition, Mr. Albanna is a member of the USC Trojans CEO Forum, Advisory Board Member of California State University Santa Bernardino Center for Entrepreneurship and a founding member of Riverside CEO Forum. He was named Ernst and Young’s Entrepreneur of the Year Finalist for 1999 and 2000, CSUSB’s Distinguished Alumni of the Year in 2003 and University of California, Riverside’s HEBC Success Story. He holds a Bachelor of Science degree in Business Administration with a concentration in Computer Information Systems from California State University, San Bernardino.

Dale L. Hutchins, President, Secretary and Director

Mr. Hutchins, age 45, is our President and Secretary. He was appointed director pursuant to the merger between Actiga and QMotions in January 2008. Mr. Hutchins joined QMotions in 2004 and served as the company’s President. He also served as a director of QMotions since July 2005. Prior to joining QMotions, Mr. Hutchins served as the Chief Administrative Officer and Executive Vice President of Digital Angel Corporation (AMEX:DOC) and the President and Chief Executive Officer of Medical Advisory Systems, Inc. (AMEX:DOC subsidiary) from 2002 until 2004. Mr. Hutchins also served as the President and Chief Operating Officer of Digital Angel Medical Systems. Prior to this, he served as the Executive Vice President and Chief Operating Officer of Medical Advisory Systems, Inc. (MAS) (AMEX:DOC/OTCBB:MEAS). For more than 20 years, MAS provided worldwide medical consultation services and pharmaceutical distribution and was the public predecessor of Digital Angel Corporation (merger in March 2002). In addition, Mr. Hutchins has served as the entrepreneurial principal or in an executive management capacity for several successful private companies. He has held directorships for a number of corporate, civic and charitable boards.

Randolph K. Geissler, Director

Mr. Geissler, age 47, is a director of our Company. Mr. Geissler was appointed director pursuant to the merger between Actiga and QMotions in January 2008. He served as a director of QMotions since December 2003. He is currently the Principal of Brookwood Technology Holdings Company, where he specializes in investing in and managing companies involved in veterinary science, artificial antibodies, and active game hardware and software technology. Mr. Geissler was the Chief Executive Officer of Geissler Technology Plymouth MN from 2003 to 2007. He has over 15 years of experience as Chief Executive Officer and served as Chief Executive Officer and President of Digital Angel Corporation (AMEX:DOC) from March 2000 until September 2003. Prior to joining Digital Angel Corporation in 2000, Mr. Geissler served as Chief Executive Officer of Destron Fearing Corporation (NASDAQ: DFCO), a company that he founded in 1993 via the merger of his private company, Fearing Manufacturing, with Destron. Mr. Geissler also was President and Chief Executive Officer of Fearing Manufacturing. He has held directorships for a number of corporate, civic and charitable boards.

Albert Cervantes, Chief Financial Officer

Mr. Cervantes, age 55, has served as our Chief Financial Officer since February 15, 2008. Prior to joining us, Mr. Cervantes served as the Chief Financial Officer of the Soboba Band of Luiseño Indians from March 2005. He served as the Vice President of Finance and Administration for Protection Service Industries from June 2004 until March 2005. From 1997 to 2004, he served as Chief Financial Officer of Locus Direct Marketing Group, Inc. and Specialized Direct, Inc., subsidiaries of SourceLink, Inc. From 1995 to 1997, he was Chief Financial Officer and Vice President of Finance and Administration for the Fox owned TV Station KTTV 11 in Los Angeles and from 1990 to 1995 was Vice President Controller of Fox Inc. Mr. Cervantes received his CPA certification in California, is a graduate of Stanford University with a BA in Economics and also received an MBA from UCLA.

Steve Bajic, Director

Mr. Bajic, age 38, has served as our director since January 2008 and had previously served as the director of Puppy Zone beginning on October 11, 2007. He has also served as President of LF Ventures Inc., a private company offering financial and business consulting services to public and private companies, for the past 13 years. Mr. Bajic has raised capital for numerous companies at all stages of development and has held various officer and director positions of both US and Canadian public and private companies. Mr. Bajic is currently a director, Chief Financial Officer, and Secretary of Providence Capital Corp. and a director and Chief Executive Officer of Sieger Capital Management Ltd., both of which are capital pool companies listed on the TSX Venture Exchange (“TSXV”). He has served as a director of Navasota Resources Ltd. since 2006 and the Vice-President of Investor Relations for Cassidy Gold Corp. since 1999, both junior resource exploration companies listed on the TSXV. Since 2006, Mr. Bajic has been the President and a director of Pan American Gold Corporation, a junior resource exploration company whose securities are quoted on the OTC Bulletin Board. He received a Financial Management Diploma from the British Columbia Institute of Technology in 1994.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on copies of such forms received or written representations from certain reporting persons that no reports of ownership and changes in ownership were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Conduct.

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed copies of our code of ethics and committee charters as an exhibit to our registration statement on Form S-1, which we filed with the Securities and Exchange Commission on October 20, 2006. This document may be reviewed by accessing such filing at the SEC Web site at www.sec.gov. In addition, a copy of the code of ethics shall be provided without charge upon request to us.

Board Committees.

Our board of directors in its entirety acts as the audit committee, nominating committee and compensation committee. Our board of directors may create an audit committee, nominating committee and compensation committee in the future. At that time, our board of directors intends to adopt charters for these committees.

Item 11. Executive Compensation.

The following table sets forth all annualized compensation paid to our named executive officers for the years ended December 31, 2007 and 2006. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)	Total ($)
Amro A. Albanna Chairman, Chief Executive Officer and a director	2007	$120,000	-	$120,000
Dale L. Hutchins President, Secretary and a director (2)	2007	$90,000	(1)	$90,000

(1)
Mr. Hutchins was awarded Phantom Stock on May 1, 2004 which thereafter converted into Options of QMotions, Inc., and subsequently prior to the merger converted into 1,508,000 stock options to purchase shares of Actiga Corp.

(2)	Served in similar capacity as the Chief Financial Officer for fiscal year ending 2007.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

The following is a description of our current executive employment agreements:

Dale Hutchins Employment Agreement.

Pursuant to an employment agreement dated December 15, 2007, we agreed to employ Mr. Hutchins to serve as the Company’s president and perform such duties and responsibilities customarily associated with such position, in consideration of which we agreed to pay a base salary of $90,000 per year, which increases to $220,000 per year in the event the Company concludes a financing with third party investors for gross proceeds in excess of $2,999,999. Mr. Hutchins is also entitled to a discretionary bonus based on the overall performance of the Company in the board’s discretion. The agreement is for a term commencing December 15, 2007 and terminating on December 31, 2010 and automatically renews for a period of two years unless terminated by either party during October 2010. In the event the agreement is terminated due to a change of control of the Company (as defined in the employment agreement) Mr. Hutchins is entitled to a payment of his then current salary for the greater of: (i) twelve months; or (ii) the remaining term or renewal term of the agreement.

Amro Albanna Employment Agreement.

Pursuant to an employment agreement dated December 15, 2007, we agreed to employ Mr. Albanna to serve as the Company’s chief executive officer and perform such duties and responsibilities customarily associated with such position, in consideration of which we agreed to pay a base salary of $120,000 per year which increases to $250,000 per year in the event the Company concludes a financing with third party investors for gross proceeds in excess of $2,999,999. Mr. Albanna is also entitled to a discretionary bonus based on the overall performance of the Company in the board’s discretion. The agreement is for a term commencing December 15, 2007 and terminating on December 31, 2010 and automatically renews for a period of two years unless terminated by either party during October, 2010. In the event the agreement is terminated due to a change of control of the Company (as defined in the employment agreement) Mr. Albanna is entitled to a payment of his then current salary for the greater of: (i) twelve months; or (ii) the remaining term or renewal term of the agreement.

Albert Cervantes Employment Agreement.

We have entered into an employment agreement with Mr. Cervantes, dated as of February 15, 2008, pursuant to which his base salary will be $160,000 per annum. In addition to any perquisites and other fringe benefits provided to other executives, Mr. Cervantes will receive options to purchase 300,000 shares of common stock (the “Options”) under our Stock Option plan at an exercise price of $1.80 per share, of which 100,000 will vest after each consecutive year of employment. In the event of a change of control of the Company, as defined in the Agreement, all options will vest at the time of such change of control. In the event Mr. Cervantes is terminated by us with or without cause, he will be entitled to receive only the options that had accrued up to the date of his termination.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dale Hutchins (1)		1,508,000		$0.14	1/2008	—	—	—	—
(1)    All Options existing at the end of the fiscal year ending December 31, 2007 under the Phantom Stock Option Plan were cancelled and converted into an aggregate of 1,508,000 Options to purchase shares of common stock of Actiga at an exercise price of $0.14.

The board of directors in its entirety acts as the compensation committee. The board of directors has reviewed and discussed the Compensation Discussion and Analysis with management and recommended that such Compensation Discussion and Analysis be included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2008, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated.

Name and Address of Beneficial Owner (1)(2)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class (1) (2)
Amro A. Albanna Chairman, CEO and Director	Common Stock	19,489,950(3) Direct	42.1%
Dale L. Hutchins President, Secretary and Director	Common Stock	1,508,000 (4) Direct	3%
Randolph K. Geissler Director	Common Stock	2,193,570 Direct	4.7%
Steve Bajic Director	Common Stock	1,000,000 Direct (6)	2.2%
Albert Cervantes CFO		(5)	*
Directors and Officers (as a group; four individuals)	Common Stock	24,191,520 Direct	50.7%

Notes
	*	Less than 1%
	(1)	Unless otherwise indicated, the business address of each of the individuals is 871 Marlborough Avenue, Suite 100, Riverside CA 92507.
	(2)	Based upon 46,230,000 issued and outstanding shares of common stock as of March 24, 2008.
	(3)	Represents 19,489,949 of our shares of common stock registered in the name of Albanna Family Trust. Mr. Albanna has voting and investment power over the shares of Actiga held by Albanna Family Trust.
(4)
Includes 1,508,000 shares of Actiga common stock acquirable upon exercise of share purchase options issued to Mr. Hutchins on January 9, 2008, pursuant to the Merger Agreement with QMotions, at an exercise price of $0.14 and an expiry date of January 9, 2018 not currently exercisable.

(5)
Mr. Cervantes will receive options to purchase 300,000 shares of common stock (the “Options”) under our Stock Option plan at an exercise price of $1.80 per share, of which 100,000 will vest after each consecutive year of employment commencing on February 15, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal years or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest and the amount involved exceeds $120,000.

Albert Cervantes Employment Agreement.

We have entered into an employment agreement with Mr. Cervantes, dated as of February 15, 2008 pursuant to which his base salary will be $160,000 per annum. In addition to any perquisites and other fringe benefits provided to other executives, Mr. Cervantes will receive options to purchase 300,000 shares of common stock (the “Options”) under our Stock Option plan at an exercise price of $1.80 per share, of which 100,000 will vest after each consecutive year of employment. In the event of a change of control of the Company, as defined in the Agreement, all options will vest at the time of such change of control. In the event Mr. Cervantes is terminated by us with or without cause, he will be entitled to receive only the options that had accrued up to the date of his termination.

Dale Hutchins Employment Agreement.

Pursuant to an employment agreement dated December 15, 2007, we agreed to employ Mr. Hutchins to serve as the Company’s president and perform such duties and responsibilities customarily associated with such position, in consideration of which we agreed to pay a base salary of $90,000 per year, which increases to $220,000 per year in the event the Company concludes a financing with third party investors for gross proceeds in excess of $2,999,999. Mr. Hutchins is also entitled to a discretionary bonus based on the overall performance of the Company in the board’s discretion. The agreement is for a term commencing December 15, 2007 and terminating on December 31, 2010 and automatically renews for a period of two years unless terminated by either party during October, 2010. In the event the agreement is terminated due to a change of control of the Company (as defined in the employment agreement) Mr. Hutchins is entitled to a payment of his then current salary for the greater of: (i) twelve months; or (ii) the remaining term or renewal term of the agreement.

Amro Albanna Employment Agreement.

Pursuant to an employment agreement dated December 15, 2007, we agreed to employ Mr. Albanna to serve as the Company’s chief executive officer and perform such duties and responsibilities customarily associated with such position, in consideration of which we agreed to pay a base salary of $120,000 per year which increases to $250,000 per year in the event the Company concludes a financing with third party investors for gross proceeds in excess of $2,999,999. Mr. Albanna is also entitled to a discretionary bonus based on the overall performance of the Company in the board’s discretion. The agreement is for a term commencing December 15, 2007 and terminating on December 31, 2010 and automatically renews for a period of two years unless terminated by either party during October, 2010. In the event the agreement is terminated due to a change of control of the Company (as defined in the employment agreement) Mr. Albanna is entitled to a payment of his then current salary for the greater of: (i) twelve months; or (ii) the remaining term or renewal term of the agreement.

Director Independence.

Although the Company’s securities are listed on the Over-the-Counter Bulletin Board, we apply the AMEX standard for independent directors. The AMEX requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that our board does not consist of a majority of independent directors as defined under the AMEX’s listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate audit fees billed by Grobstein Horwath & Company LLP for professional services rendered for the years ended December 31, 2007 and 2006 totaled $45,000 and $55,000, respectivley.

Audit-Related Fees. The aggregate fees billed by Grobstein Horwath & Company LLP for audit-related fees for the years ended December 31, 2007 and 2006 were zero.

Tax Fees. The aggregate fees billed by Grobstein Horwath & Company LLP for professional services rendered for tax compliance, for the years ended December 31, 2007 were zero.

Our Board of Directors has established its pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit, tax and non-audit services provided by Grobstein Horwath & Company LLP in 2007. Consistent with the Board’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. Pursuant to these procedures, the Board approved the foregoing audit services provided by Grobstein Horwath & Company LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2008 incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 11, 2008.
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
4.2	Form of Warrant Certificate (2 year at $0.10) (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
10.1	Agreement and Plan of Merger dated January 7, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 11, 2008.)

10.2	Letter of Intent to Acquire dated October 24, 2007 between QMotions and Puppy Zone Enterprises. (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.3	Vendor Agreement dated July 12, 2007 between QMotions and Radio Shack (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.4	Amendment No.1 dated July 12, 2007 to Vendor Agreement between QMotions and Radio Shack (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.5	License and Distribution Agreement dated October 1, 2007 between QMotions and Electronic Arts Inc. (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.6
Advertising Services Agreement dated October 17, 2007 between QMotions and Schroepfer Wessels Jolesch LLC (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)

10.7	Employment Agreement by and among QMotions and Dale Hutchins dated December 15, 2007 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.8	Employment Agreement by and among QMotions and Amro Albanna dated December 15, 2007 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.9	2008 Incentive Stock Option Plan (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.10	Form of Option Agreement (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.11
Assumption Agreement between QMotions, Inc. and Actiga Corporation for Employment Agreements of Hutchins and Albanna dated January 9, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)

10.12	Debt Assignment Agreement between QMotions, Inc. and Actiga Corporation dated January 9, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.13	Debt Assignment Agreement between QMotions, Inc. and Actiga Corporation dated January 9, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.14	Form of Subscription Agreement for January 8, 2008 private placement (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.15	Form of Non-US Warrant Certificate for January 8, 2008 private placement (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
14.1	Code of Ethical Conduct of the Registrant (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
16.1	Change of Certifying Accountant (incorporated by reference from our Registration Statement on Form SB-2, filed on February 28, 2008).
21.1	Subsidiary of the Registrant (**)
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

*

**

ACTIGA CORP.
(a corporation)

FINANCIAL STATEMENTS
as of December 31, 2007

In U.S. Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Actiga Corporation

We have audited the accompanying balance sheets of Actiga Corporation as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Actiga Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s history of operating losses, negative working capital, and total capital deficiency raise substantial doubt about its ability to continue as a going concern. Notes 2 also describes management’s plans to address these financial matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
March 28, 2008

Actiga Corporation
Balance Sheets
December 31,

	2007	2006
Assets

Current:
Cash and equivalents	$247,967	$-
Accounts receivable, net of allowances	600,833	18,693
Deposits and prepaid expenses	41,224	20,189
Inventory	127,249	346,059

	1,017,273	384,941

Computer equipment, software and equipment, net	24,479	20,970

Total Assets	$1,041,752	$405,911

Liabilities

Current:
Accounts payable	$695,192	$361,916
Accrued payroll and payroll taxes	404,837	273,150
Notes payable	1,119,123	-
Due to shareholders	71,813	90,652
Notes payable to shareholders	2,615,593	1,623,708

Total Liabilities	4,906,558	2,349,426

Stockholders` Deficit

Common Stock (no par value) -
Authorized, 10,000 common shares issued and outstanding, 147.062 and 144.120 shares at December 31, 2007 and 2006, respectively	2,988,500	2,888,500

Accumulated Deficit	(6,853,306)	(4,832,015)

Total Stockholders’ (Deficit)	(3,864,806)	(1,943,515)

Total Liabilities and Stockholders’ Deficit	$1,041,752	$405,911

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Statements of Operations
For the years ended December 31,

	2007	2006

Sales	$1,311,085	$150,065
Cost of sales	1,369,094	402,700

Gross margin	(58,009)	(252,635)

Operating expenses:
General and administrative	1,342,951	999,104
Research and development	167,809	160,400
Sales and marketing	371,337	180,174

	1,882,097	1,339,678

Loss from operations	(1,940,106)	(1,592,313)

Other income (expense):
Interest expense	(81,185)	(37,283)
Other income	-	56,051

	(81,185)	18,768

Net loss	$(2,021,291)	$(1,573,545)

Loss per share, basic and diluted	$(13,942)	$(11,236)
Weighted average shares outstanding	144.978	140.046

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Statements of Cash Flows
For the years ended December 31,

	2007	2006

Operating Activities
Net loss	$(2,021,291)	$(1,573,545)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	5,985	4,889
Provision for doubtful accounts	231,000	-
Writedown of inventory	141,402	131,313
(Increase) Decrease in accounts receivable	(813,140)	4,072
(Increase) Decrease in prepaid expenses	(21,035)	(5,589)
(Increase) Decrease in inventory	77,408	(215,058)
Increase (Decrease) in accounts payable	333,276	25,957
Increase (Decrease) in accrued payroll and payroll taxes	131,687	120,000
Increase (Decrease) in deposits received	-	(275,000)

Cash used in operating activities	(1,934,708)	(1,782,961)

Financing Activities

Proceeds from due to shareholder	(18,839)	56,397
Proceeds from notes payable	1,119,123	-
Proceeds from notes payable to shareholder	991,885	878,030
Proceeds from private placement	100,000	650,000

Cash provided by financing activities	2,192,169	1,584,427

Investing Activity

Purchase of equipment	(9,494)	(13,096)

Increase (decrease) in cash	247,967	(211,630)
Cash, opening	-	211,630

Cash, closing	$247,967	$-

Supplemental cash flow information
Cash paid during the year for:
Interest	$81,185	$37,283
Income Taxes	$800	$800

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Statements of Stockholders’ Deficit
For the years ended December 31, 2007 and 2006

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2006	120.663	$2,238,500	$(3,258,470)	$(1,019,970)
Private placement	23.457	650,000	-	650,000
Net loss for the year	-	-	(1,573,545)	(1,573,545)

Balance, December 31, 2006	144.120	2,888,500	(4,832,015)	(1,943,515)
Private placement	2.942	100,000	-	100,000
Net loss for the year	-	-	(2,021,291)	(1,674,889)

Balance, December 31, 2007	147.062	$2,988,500	$(6,853,306)	$(3,864,806)

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

On January 14, 2008, Actiga Corporation (Actiga) acquired all of the outstanding stock of Qmotions, Inc. (Qmotions). At the time of the transaction, Actiga was a public shell company with nominal assets, and Qmotions was an operating company. As a result of the transaction, shareholders of Qmotions obtained majority ownership and control of Actiga. For accounting purposes, the transaction will be treated as a reverse acquisition, with Qmotions recognized as the accounting acquiror and Actiga, the legal acquiror, as the acquired company. The historical financial statements included herein are those of Qmotions. Condensed proforma financial information of the transaction is presented in Note 9.

In anticipation of the merger with Actiga, Qmotions changed its name to Actiga Corporation as of December 31, 2007. Actiga Corporation (“Actiga” or “the Company”) is a corporation organized under the laws of the State of Nevada. The Company designs and manufactures motion-based Active Game Controllers. The Company’s Active Game Controllers allow users to replace their keyboards and gamepads with a controller that uses their natural motion to play video games.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

The Company has entered into consigned inventory agreements with several customers. For products shipped under consigned inventory agreements, the Company recognizes revenue when the customer notifies the Company that they have taken possession of the product from the consigned inventory and all other criteria stated above have been met.

Research and development

All costs of research and development activities are expensed as incurred.

Income taxes
The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and the Company establishes a valuation allowance to reduce deferred tax assets to an amount which it believes to be more likely than not realizable. The valuation allowance is based on the Company`s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable (see also Note 6).

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern
The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern. Through December 31, 2007, the Company has not generated operating or net profits. As of December 31, 2007, the capital deficiency is $3,864,806 and the working capital deficiency is $3,889,285. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to address working capital needs and operating issues.

As discussed in Note 8 the Company has raised an additional $2,500,000 in January 2008 with the completion of the merger. In April and May 2008, the Company has scheduled various presentations with private investment companies both domestically and internationally to rise capital that may result in issuing additional equity securities. The Company is the process of signing additional major customers which can significantly improve sales and operations.

Inventories

All inventories are stated at the lower of weighted average cost or market, which approximates the first-in first-out (FIFO) costing method. Potential losses from obsolete and slow-moving inventories are provided for when identified.

Property, plant and equipment

Property, plant and equipment are stated at original cost less accumulated depreciation and amortization.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

Depreciation is provided to write off the cost of property, plant and equipment using the straight-line method at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Allowance for doubtful accounts and product returns

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable.

Periodically management reviews the adequacy of the allowance for doubtful accounts. Due to the sale and wind-down of CompUSA a reserve of $31,000 representing 60% of the outstanding balance has been provided.

As of March 12, 2008, the Company has issued product return credits totaling $119,572. The Company has a potential for additional product returns. No estimate can be made with certainty; however the Company anticipates a number of returns and has therefore accrued an additional reserve of $80,442. The additional reserve represents 12.0% of the current outstanding receivables. Management will review the reserve periodically as additional information becomes known.
As of December 31, 2007 and 2006 the Allowance for Doubtful Accounts is:
	2007	2006

Beginning Balance	$0	$0
Additions to Allowance	231,000	0
Utilization of Allowance	0	0

Total	$231,000	$0

Accounts receivable is presented net of an allowance for doubtful accounts of $231,000 and $0 as of December 31, 2007 and 2006, respectively.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Financial Instruments

Financial instruments consist of accounts receivable, accounts payable, and notes payable. The carrying value of these instruments approximates their current fair values based upon current market conditions and other economic factors.

Recently issued accounting standards

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company has determined the the adoption of FIN 48 did not have any impact on its consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS 159 is effective as of the beginning of an entity`s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

3. INVENTORY

As of December 31, 2007 and 2006 inventories consisted of the following:

	2007	2006

Raw materials	$120,873	$225,546
Work in process	-	20,794
Finished goods	6,376	99,719

Total	$127,249	$346,059

In 2007 and 2006, the Company recorded an allowance of $141,402 and $131,313, respectively, for obsolete and slow moving inventory.

4. DUE TO SHAREHOLDER AND NOTES PAYABLE TO SHAREHOLDER

Two notes payable to a shareholder are unsecured, bear an interest rate of 5%, and are due and payable on December 31, 2008. The amount has been classified as a current liability.

Amounts due to shareholder of $71,813 and $90,652 at December 31, 2007 and 2006, respectively, are short term borrowings with no specific repayment terms.

5. COMMITMENTS

Phantom Stock Agreements
In 2004 the company entered into Phantom Stock Agreements with three employees who collectively received ten “Performance Units”, the value of which is related to the appreciation in the value of the Company’s common stock. Under each of the three agreements, in the event of various Triggering Events, each participant shall be entitled to a specific amount based on various calculations. Each grant of Participation Units is subject to a vesting period of 4 years and forfeiture by the participant under certain circumstances, as defined in the agreements. To date, no compensation expense has been accrued under this agreement. Subsequent to year end the Phantom Stock Agreement was cancelled.

The Company has entered into employment agreements with three officers pursuant to which the officers are to receive a stated annual base salary totaling $370,000. In addition to the base salary, the officers may receive discretionary bonuses and other perquisites. The agreements commence in December 2007 and February 2008 and terminate December 31, 2010 (with automatic 2-year renewal) or earlier in the event of a change of controlof the Company. In the event of a change of control, two of the officers shall be entitled to receive the balance of the base salary due through the term of the contracts, subject to a minimum of 12 months’ base salary. The agreements provide that the base salaries will increase to a total of $630,000 per year in the event the Company concludes a financing with third-party investors for gross proceeds in excess of $2,999,999.

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

6. INCOME TAXES

The primary components comprising the net deferred tax assets (liabilities) are as follows:

Deferred tax assets (liabilities)	2007		2006

Equipment	$	(1,372)	$(1,132)
Current liabilities		120	120
Loss carryforward		826,419	286,998

Deferred tax asset		825,167	285,986
Less: valuation allowance		(825,167)	(285,986)

Net deferred tax asset		$-	$-

A reconciliation of income tax expense as recorded and the amounts computed by applying the statutory federal and state tax rate for the year’s ended December 31, 2007 and 2006 are as follows:

	2007	2006

Income taxes (recovery) at statutory rate	$(828,726)	$(325,764)

Increase (Decrease) resulting from:
Non deductible meals and entertainment	962	501
Non deductible payroll	31,394	28,008
Non deductible accruals	(30,754)	9,757
Miscellaneous	1,957	1,512
Valuation allowance	825,167	285,986

	$-	$-

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

7.  NOTES PAYABLE

On August 30, 2007, the Company entered into a Convertible Debenture Agreement whereby it received $500,000. The Convertible Debenture is due on demand and accrues interest at 10% per annum. In lieu of payment in cash, the Holder may elect to convert the debenture to common shares prior to the end of the Term or this Debenture will either: (i) automatically convert into the Shares if not repaid prior to the end of the Term, or (ii) the Company provides the Holder with written notice of its intention to repay the debenture prior to the end of the Term, then at the option of the Holder, all or a portion of the debenture may be converted into Shares or repaid by cash. If paid by common shares, the shares shall represent a percentage of the total issued and outstanding capital in the Company determined by the following formula:

Percentage of shares in the capital	=	$500,000 + accrued interest on the Loan as at the
of the Company to be issued to		date of the Conversion Notice
the Holder		$6,500,000 + $500,000 + accrued interest on the
Loan as at the date of the Conversion Notice

As security for the payment and performance under the agreement, in a formal bankruptcy or insolvency proceeding only, the Company hereby grants to the Holder by way of mortgage, charge, assignment and transfer a security interest on all of the Company’s presently owned and hereafter acquired intellectual property rights, in accordance with and subject to the provisions of the Loan Agreement. At completion of the merger, the notes were converted.

In connection with merger, the Purchaser arranged for a loan to the Company in the amount of $500,000 to be repaid at the closing or upon the termination of the acquisition agreement.  On October 26, 2007, the Company entered into a Loan Agreement (the Loan Agreement) with an individual. The Loan Agreement provides for a principle loan in the amount of $500,000.  The loan was repayable in full on December 31, 2007.  In the event of an Extension, the Loan shall be due on January 30, 2008.  The loan is payable in full in the event that the Company is not a publicly trading company by January 30, 2008.  The loan will bear interest at the rate of 10% per annum calculated and compounded annually. The loan maker agreed to conversion of the loan to stock at completion of the merger.

Advisory Agreement - Orange Capital Group

On August 30, 2007 the Company entered into an Advisory Agreement with Orange Capital Corp.(“Orange”). Concurrent with this agreement, Orange facilitated the loan described above. With this agreement, the Company agrees to engage Orange as its exclusive corporate reorganization advisor, commencing on the earlier of the conversion of the Loan into Shares (all or any part thereof) and November 28, 2007 and ending 120 days thereafter, with respect to any corporate reorganization (merger, acquisition, reorganization or the like) on the terms and conditions contained in the agreement. However, subject to the Company either: (i) providing its Lender with a notice of its intention to repay the Loan within 90 days of its funding, or (ii) repaying the Loan, as provided for in that certain Convertible Debenture by and between the Lender and the Company, dated August 30, 2007, in which case Orange shall not be entitled to any remuneration or any right to act as our exclusive corporate reorganization advisor as outlined above. At completion of the merger the Orange agreement has been terminated.

Actiga Corporation
Notes to Financial Statements
December 31, 2007 and 2006

8.  SUBSEQUENT EVENTS

Letter of Intent – Puppy Zone Enterprises, Inc.

On October 24, 2007, the Company entered into an acquisition agreement with Puppy Zone Enterprises, Inc, (“Purchaser”), a company whose shares are traded on the OTC Bulletin Board. The agreement provides that the Purchaser will acquire the business of the Company in exchange for the issuance to the Company’s shareholders of 29,000,000 shares of common stock of the Purchaser, representing a 58% post transaction interest in the Purchaser.

The acquisition was subject to certain conditions, including satisfactory due diligence, execution of a definitive Share Exchange Agreement, obtaining the necessary approvals and consents and the simultaneous closing by Purchaser on a minimum of $2,500,000 equity financing, consisting of the sale of units at $1.25 per unit, each unit consisting of one share of common stock and a warrant, exercisable for two years, to purchase one share of common stock at $1.50.

Upon the closing of the acquisition, there will be 50,000,000 shares outstanding, and warrants to purchase 2,000,000 shares issued in connection with the equity financing described above.

Subsequent to the year end, the company completed a reverse takeover transactions whereby the stockholders (the “Selling Stockholders”) of QMotions, Inc. ("QMotions"), pursuant to which the Selling Stockholders have agreed to transfer to the Company all of the issued and outstanding shares of QMotions held by them in consideration of which the Company has agreed to, among other things:

(a)	issue 25,230,000 shares of the Company’s common stock (the “Shares”) and 3,770,000 common share purchase options to the Selling Stockholders;

(b)	enter into a definitive Share Exchange Agreement; and,

(c)	complete a financing of 2,000,000 units at a price of $1.25 per unit and issue two-year warrants exercisable at $1.50 per warrant.

The transaction closed on January 13, 2008.

Condensed Summary Pro Forma Financial Statements as of December 31, 2007
The Pro Forma reflects the merger as if it took place on January 1, 2007

	QMotions	Actiga	Consolidated Pro Forma

Currents Assets and Total Assets	$1,041,752	$3,227	$1.044,979
Current and Total Liabilities	$4,906,558	$45,229	$4,951,787
Capital Deficit	$(3,864,806)	$(42,002)	$(3,906,808)

Net Loss	$2,021,291	$51,937	$2,073,228

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIGA CORP.,

Date: March 28, 2008		/s/ Amro A. Albanna
By:
Name: Amro A. Albanna
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/Amro A. Albanna	Chairman of the Board and Chief Executive	March 28, 2008
Amro A. Albanna	Officer (Principal Executive Officer)

/s/Albert Cervantes	Chief Financial Officer	March 28, 2008
Albert Cervantes	(Principal Accounting Officer)

/s/Dale L. Hutchins	President, Secretary and a director	March 28, 2008
Dale L. Hutchins

/s/Steve M. Bajic	Director	March 28, 2008
Steve M. Bajic

/s/Randolph Geissler	Director	March 28, 2008
Randolph Geissler