Form 10-Q
period 2008-03-31
ACTIGA CORP
filed 2008-05-15
CIK 1341768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

001-31361
(Commission file No.)

ACTIGA CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	39-2059213
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

871 Marlborough Avenue, Suite 100
Riverside CA 92507
(Address of principal executive offices)

951-786-9474
(Issuer's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Accelerated filer ☐  Non-Accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 15, 2008 there were 46,230,000 shares of the Company’s common stock outstanding.

{00076098.DOC.8}

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Actiga Corporation
Balance Sheets
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current:
Cash and equivalents	$53,238	$247,967
Accounts receivable, net of allowance	177,994	600,833
Deposits and prepaid expenses	55,597	41,224
Inventory, net of allowance	140,629	127,249
	427,458	1,017,273
Computer equipment, software and equipment	28,797	24,479

Total Assets	$456,255	$1,041,752

Liabilities

Current:
Accounts payable	$390,962	$695,192
Accrued payroll and payroll taxes	337,909	404,837
Notes payable	-	1,119,123
Due to shareholders	56,817	71,813
Notes payable to shareholders	873,822	2,615,593

Total Liabilities	1,659,510	4,906,558

Stockholders` Equity (Deficit)

Common Stock (par value $0.001) -
Authorized, 1,800,000,000; common shares issued and
outstanding 46,230,000 shares at March 31, 2008
and December 31, 2007	7,236,876	2,988,500
Accumulated Deficit	(8,440,131)	(6,853,306)

Total Stockholders’ Equity (Deficit)	(1,203,255)	(3,864,806)

Total Liabilities and Stockholders’ Equity (Deficit)	$456,255	$1,041,752

The accompanying notes are an integral part of these financial statements

{00076098.DOC.8}

Actiga Corporation
Statements of Operations
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Sales	$13,870	$13,616
Cost of sales	247,581	168,280

Gross margin	(233,711)	(154,664)

Operating expenses:
General and administrative	1,128,733	274,012
Research and development	49,672	27,499
Sales and marketing	145,326	24,637
	1,323,731	326,148
Loss before other items	(1,557,442)	(480,812)

Other items:
Interest expense	(29,383)	(4,446)

Other income	-	-
Other expenses	-	-
	(29,383)	(4,446)
Net loss	$(1,586,825)	$(485,258)

Loss per share, basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding	46,230,000	46,230,000

The accompanying notes are an integral part of these financial statements

{00076098.DOC.8}

Actiga Corporation
Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Operating Activities
Net loss	$(1,586,825)	$(485,258)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,313	1,469
Allowance for doubtful accounts	300,000	-
Decrease in accounts receivable	122,839	13,873
(Increase) in prepaid expenses	(14,373)	-
(Increase) Decrease in inventory	(13,380)	11,393
(Decrease) in accounts payable	(286,322)	(10,689)
Increase (Decrease) in accrued payroll and payroll taxes	(203,974)	197,072

Cash used in operating activities	(1,679,722)	(272,140)

Financing Activities

Repayment from due to related party	(14,982)	-
Proceeds from notes payable to shareholder	6,606	280,000
Proceeds from private placement	1,500,000	-

Cash provided by financing activities	1,491,624	280,000

Investing Activity

Purchase of equipment	(6,631)	(2,394)

Increase (decrease) in cash	(194,729)	5,466
Cash, opening	247,967	(3,184)

Cash, closing	$53,238	$2,282

Supplemental cash flow information
Cash paid during the quarter for:
Interest	-	-
Income Taxes	-	800
Non-cash financing activities
Conversion of notes payable to equity	$2,748,346

The accompanying notes are an integral part of these financial statements
{00076098.DOC.8}

Actiga Corporation
Notes to Financial Statements
(Unaudited)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Actiga Corporation (“Actiga” or “the Company”) is a corporation organized under the laws of the State of Nevada. The Company designs and manufactures motion-based Active Game Controllers. The Company’s Active Game Controllers allow users to replace their keyboards and gamepads with a controller that uses their natural motion to play video games.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated balance sheets and related consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of Actiga Corporation (the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

     The consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Income taxes

The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and the Company establishes a valuation allowance to reduce deferred tax assets to an amount which it believes to be more likely than not realizable. The valuation allowance is based on the Company`s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable .

{00076098.DOC.8}

Actiga Corporation
Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern. Through March 31, 2008, the Company has not generated operating or net profits. As of March 31, 2008, the accumulated deficit is $8,440,131 and the working capital deficiency is $1,203,255.

Inventories

All inventories are stated at the lower of weighted average cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified.

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company has a potential for product returns. No estimate can be made with a high level of precision; however the Company anticipates a number of returns and therefore has accrued an additional $300,000 for a reserve during the quarter ended March 31, 2008. The total allowance represents 75.0% of the current outstanding receivables. Management will review again once further information has been received.

Accounts receivable is presented net of an allowance for doubtful accounts of $531,000 and $231,000 as of March 31, 2008 and December 31, 2007, respectively.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

{00076098.DOC.8}

Actiga Corporation
Notes to Financial Statements

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

Recently issued accounting standards

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company as of January 1, 2008. The implementation of this standard did not have any impact in the accompanying financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS No. 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. The provisions of SFAS No. 159 are effective for the Company as of January 1, 2008. The Company did not elect to present any financial instruments or other items at fair value, therefore, the implementation of this standard did not have any impact in the accompanying financial statements.

Several other recently issued accounting standards that have future implementation dates exist but have not been disclosed herein because they are not likely to have any impact on the Company’s financial condition, operating results or cash flows for the foreseeable future.

{00076098.DOC.8}

Actiga Corporation
Notes to Financial Statements

3. INVENTORY

As of March 31, 2008 and December 31, 2007 inventories consisted of the following:

	2008	2007

Raw materials	$74,125	$120,873
Finished goods	66,504	6,376
Total	$140,629	$127,249

4. RECONCILIATION OF COMMON STOCK

The following table details the changes in the Company’s common stock during the quarter ended March 31, 2008 as a result of the completion of the merger between Actiga Corporation and Qmotions, Inc.

Balance, December 31, 2007	$2,988,500
Conversion of Notes Payable	1,000,000
Conversion of Notes Payable to Shareholders	1,748,376
Proceeds from Private Placement	1,500,000
Balance, March 31, 2008	$7,236,876

5. SUBSEQUENT EVENTS

On April 15, 2008, the Company consummated an initial closing of $100,000 of a bridge offering (the “Offering”) of unsecured notes with an option to convert (the “Notes”), the maximum amount of which is $1,000,000. The Notes were issued pursuant to a Subscription Agreement, dated April 15, 2008, among the Company and the purchasers of the Notes.

Investors will receive 12% interest in cash one year from the applicable closing of the Notes (the “Maturity Date”) and will have the option to either receive the principal amount of their investment in cash or convert their Notes into shares of common stock, par value $0.001 of the Company at an exercise price of $2.00 per share. In the event that we secure subsequent financing prior to the Maturity Date in the aggregate amount exceeding $3,000,000 (the “Subsequent Financing”), not including proceeds of this Offering, we will have the right to prepay the principal amount of the Notes in full at any time before the applicable Maturity Date and at such time we will pay to our investors the entire unpaid interest as of the Maturity Date. In the event that we elect to prepay the Notes, investors may either: (i) receive the principal amount of their investment in cash or (ii) convert their Notes into shares of common stock at the lower of (a) $2.00 or (b) the lowest conversion price of the Subsequent Financing.

The offers and sales of securities in the Offering were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered in the Offering.

On April 16, 2008, we consummated a closing of an unsecured promissory note (the “Promissory Note”) in the amount of $200,000. Under the terms of the Promissory Note, the lender will receive the principal amount of $200,000 plus interest at the rate of 15% in the aggregate amount of $30,000 on the one year anniversary of the Promissory Note. In the event the Company defaults on the Promissory Note, interest will continue to accrue until and including the date of repayment in full. The Promissory Note may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the one year anniversary of $30,000.

On May 8, 2008, we consummated a closing of an unsecured note in the amount of $150,000. Under the terms of the Promissory Note, the lender will receive the principal amount of $150,000 plus interest at the rate of 15% in the aggregate amount of $22,500 on the one year anniversary of the Promissory Note. In the event the Company defaults on the Promissory Note, interest will continue to accrue until and including the date of repayment in full. The Promissory Note may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the one year anniversary of $22,500.

{00076098.DOC.8}

On May 15, 2008 we consummated a $75,000 investment with an accredited investor for which we issued units of the Company consisting of one share of common stock and one warrant exercisable for one half share of the Company’s common stock. The offer and sale of securities were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

On April 25, 2008, QMotions Inc., (“QMotions”), a wholly-owned subsidiary of Actiga Corporation, entered into an XBOX 360 Accessory License Agreement (the “Agreement”) with Microsoft Corporation (“Microsoft”). Pursuant to the Agreement, Microsoft granted QMotions a personal, nonexclusive, nontransferable, royalty bearing, nonsublicensable license to incorporate certain Microsoft technology in products to be produced for use with Microsoft’s Xbox 360. Each licensed product produced by QMotions that contains Microsoft technology must satisfy Microsoft’s certifications and meet certain quality standards before being sold to the public. QMotions agreed to pay to Microsoft a flat fee for its license. QMotions also agreed to pay Microsoft royalties for every licensed product sold by QMotions for the Xbox 360. The term of the Agreement is two years from the day of execution, which term will automatically renew for successive one-year periods until the last year Microsoft distributes the Xbox 360 version console unless either party gives written notice of its intent not to renew no less than ninety days prior to the expiration of the initial or any subsequent renewal term.

{00076098.DOC.8}

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Form 10-Q report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

Overview

We were incorporated in the State of Nevada on April 27, 2005 under the name Puppy Zone Enterprises, Inc. Prior to our reverse merger, we changed our name from Puppy Zone Enterprises, Inc. to Actiga Corporation. On January 7, 2008, we entered into an Agreement and Plan of Merger and we closed on January 14, 2008 with QMotions, Inc. (“QMotions”), whereby we acquired and adopted the business operations of QMotions (as discussed below). Prior to the acquisition of QMotions, we were a public shell with nominal assets and our business focus was the development of a franchise system to offer dog day care services under the brand name The Puppy Zone. Following the acquisition of QMotions, we terminated our dog day care services and adopted the business of QMotions, consisting of the development, manufacture, distribution, marketing and sale of motion-based controllers for video games and online video games.

Results of Operation

Since inception to March 31, 2008, we have generated minimal revenues.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

Net Sales

Sales for the three months ended March 31, 2008 totaled $13,870 compared to $13,616 for the three months ended March 31, 2007. We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal fourth quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new video game platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.

Cost of Sales

Cost of sales for the quarter ended March 31, 2008 totaled $247,581 compared to $168,280 for the quarter ended March 31, 2007. Costs of sales include freight cost of $57,697 for the quarter ended March 31, 2008 as compared to $17,946 in the 2007 first quarter.  Increase is due to product placement between warehouse and distribution centers.

Operating Expenses

Our operating expenses for the year ended March 31, 2008 compared to the year ended March 31, 2007 are classified primarily into the following three categories:

1.
General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2008 of $1,128,733 consist primarily of payroll of $338,222, and professional fees of $375,387 (which includes legal fees, accounting and auditing fees) and bad debt expense of $300,000. General and administrative expenses for quarter ended March 31, 2007 of $274,012 consist primarily of payroll of $173,302 and professional fees of $16,290. The allowance for doubtful accounts for March 31, 2008 was $300,000 and compared to $0 in the comparable quarter of 2007. Rent expense primarily for office space and warehouse totaled $11,507 for the first quarter of 2008 as compared to $8,889 for the comparable quarter 2007.  Increases in payroll and professional fees are due to increased staffing levels and legal fees.

2.
Research and Development Expenses. Research and development expenses consist primarily of fees paid for payroll, engineering and other research and development cost. The amount incurred by the Company during the quarter ended March 31, 2008 was $49,672 compared to $27,499 for the quarter ended March 31, 2007. The quarter end March 31, 2008 includes tooling expenses of $14,450 compared to $0 for 2007. This trend is expected to increase as the Company prepares for its product line.

{00076098.DOC.8}

3.
Sales and Marketing Expenses. Sales and marketing expense totaled $145,326 for the quarter ended March 31, 2008 as compared to $24,637 for the quarter ended 2007. The quarter ended 2008 includes $30,540 of expense for a rebate program as compared to $0 in 2007 and advertising expense of $47,534 as compared to $3,390 in 2007. The programs are geared to increase sales and product exposure in the market place

Net Loss
As a result of the foregoing, we reported a net loss for the quarter ended March 31, 2008 of $1,586,825 compared to a loss of $485,258 for the quarter ended March 31, 2007.

Liquidity and Capital Resources

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

On April 15, 2008, the Company consummated an initial closing of $100,000 of a bridge offering of unsecured notes with an option to convert, the maximum amount of which is $1,000,000. The Notes were issued pursuant to a Subscription Agreement, dated April 15, 2008, among the Company and the purchasers of the Notes.

Investors will receive 12% interest in cash one year from the applicable closing of the Notes and will have the option to either receive the principal amount of their investment in cash or convert their Notes into shares of common stock, par value $0.001 of the Company at an exercise price of $2.00 per share. In the event that we secure subsequent financing prior to the maturity date in the aggregate amount exceeding $3,000,000 (the “Subsequent Financing”), not including proceeds of this offering, we will have the right to prepay the principal amount of the Notes in full at any time before the applicable maturity date and at such time we will pay to our investors the entire unpaid interest as of the maturity date. In the event that we elect to prepay the Notes, investors may either: (i) receive the principal amount of their investment in cash or (ii) convert their Notes into shares of common stock at the lower of (a) $2.00 or (b) the lowest conversion price of the Subsequent Financing.

The offers and sales of securities in the offering were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered in the Offering.

On April 16, 2008, we consummated a closing of an unsecured promissory note (the “Promissory Note”) in the amount of $200,000. Under the terms of the Promissory Note, the lender will receive the principal amount of $200,000 plus interest at the rate of 15% in the aggregate amount of $30,000 on the one year anniversary of the Promissory Note. In the event the Company defaults on the Promissory Note, interest will continue to accrue until and including the date of repayment in full. The Promissory Note may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the one year anniversary of $30,000.

On May 8, 2008, we consummated a closing of an unsecured note in the amount of $150,000. Under the terms of the Promissory Note, the lender will receive the principal amount of $150,000 plus interest at the rate of 15% in the aggregate amount of $22,500 on the one year anniversary of the Promissory Note. In the event the Company defaults on the Promissory Note, interest will continue to accrue until and including the date of repayment in full. The Promissory Note may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the one year anniversary of $22,500.

On May 15, 2008 we consummated a $75,000 investment with an accredited investor for which we issued units of the Company consisting of one share of common stock and one warrant exercisable for one half share of the Company’s common stock. The offer and sale of securities were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

In their report on our financial statements for the year ended December 31, 2007, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure. The continuation of our business is dependent upon our obtaining further long-term financing, successful and sufficient market acceptance of our products and ultimately achieving a profitable level of operations. We have historically incurred losses, and from inception through March 31, 2008, have incurred losses of $8,440,131.

{00076098.DOC.8}

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations, or continue to operate.

Cancellation and Conversion of Debt

Prior to the merger, QMotions caused its debt of $1,748,376.30 with a shareholder to be converted into 56.794 QMotions shares prior to closing and following the closing of the merger on January 14, 2008, such shares were converted into 7,059,680 shares of common stock of Actiga.

Prior to the merger by and between Actiga Corp., and QMotions, Inc., certain Phantom Stock Options entered into by QMotions, Inc in 2004 were converted into Stock Options of QMotions, Inc., in the aggregate of 30.329 and subsequently converted into Options to purchase shares of common stock of Actiga Corp. in the aggregate of 3,770,000.

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

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.  Accounts receivable valuation reserves, inventory reserves, and sales returns and allowances are particularly sensitive to accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Off-balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4. Controls and Procedures.

Our principal executive officer, Amro Albanna, and our principal financial officer, Albert Cervantes, have implemented or caused to be implemented, our disclosure controls and procedures to ensure that material information relating to the Company is communicated adequately to our chief executive officer and our chief financial officer through the end of the reporting period addressed by this report. As of the end of the reporting period reflected herein, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures, and based on such evaluation our chief executive officer and chief financial officer have concluded that the our disclosure controls and procedures, as of the end of the period covered by this report, are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

{00076098.DOC.8}

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to our Securities

Our Common Stock may be affected by limited trading volume and may fluctuate significantly.

Prior to our merger with Actiga Corporation, there was no public market for our Common Stock and there can be no assurance that we will sustain an active trading market for our Common Stock. This could adversely affect our shareholders’ ability to sell our Common Stock in short time periods. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. or world economy; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our Common Stock is currently quoted for trading on the Over the Counter Bulletin Board (OTCBB) under the symbol AGAC.OB where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our Common Stock by reducing the number of potential investors. This may make it more difficult for investors in our Common Stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our Common Stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

A “penny stock” is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. The market price of our Common Stock has been less than $5.00 for several months.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our Common Stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our Common Stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our Common Stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our Common Stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

{00076098.DOC.8}

Risks Related to our Company

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

      We are in our early stages of development and face risks associated with a new company in a growth industry. We may not address these risks and uncertainties or implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our Common Stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We may need substantial additional financing in the future to continue operations.

Our ability to continue present operations may be dependent upon our ability to obtain significant external funding. We are exploring various financing alternatives. There can be no assurance that we will be able to secure such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets.

We will rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we will have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products will be manufactured by unaffiliated manufacturers. We may not have any long-term contracts with our suppliers or manufacturing sources, and we expect to compete with other companies for raw materials and production capacity.

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

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards. We may receive shipments of products that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward.

If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired. We also depend upon the performance of our executive officers and key employees in particular, Messrs. Amro A. Albanna, Dale L. Hutchins and Albert Cervantes and Ms. Eman Albanna. Although we have entered into employment agreements with Messrs. Hutchins, Albanna and Cervantes the loss of any of these individuals could have a material adverse effect upon us.

{00076098.DOC.8}

Risks Related to our Business

Products developed by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us.

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

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and licenses to protect our proprietary technologies. We have been issued several United States patents and have a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Infringement claims could lead to costly litigation and/or the need to enter into license agreements, which may result in increased operating expenses.

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

Our business is highly dependent on the availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially favorable products for these systems.

We derive most of our revenue from the sale of active game controllers for the PC, Microsoft Xbox, Sony PlayStation consoles, and online game community. The growth of our business is driven in large part by the commercial acceptance and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be acceptable in the marketplace, and our ability to develop commercially acceptable products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products may not be acceptable or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products are lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more acceptable than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

{00076098.DOC.8}

Our industry is cyclical and is beginning its next cycle. During the transition, consumers may be slower to adopt new video game systems than we anticipate, and our operating results may suffer and become more difficult to predict.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. Microsoft launched the Xbox 360 in November 2005, while Sony and Nintendo Wii launched the Playstation 3, respectively, in November 2006. We have continued to market new products for prior-generation video game systems such as the PlayStation 2 while also making significant investments in products for the new systems. As the prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video games for prior-generation systems will continue to decline as (1) we produce fewer products for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers defer game software purchases until they are able to purchase a new video game hardware system. This decline in prior-generation product sales may be greater than we anticipate, and sales of products for the new platforms may be lower than we anticipate. Moreover, we expect development costs for the new video game systems to be greater on a per-product basis than development costs for prior-generation video game systems. As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

Our business is intensely competitive and “hit” driven. If we do not continue to deliver “hit” products and services or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad. While many new products and services are regularly introduced, only a relatively small number of “hit” products accounts for a significant portion of total revenue in our industry. Hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations. If our competitors develop more acceptable products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Even if new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of them in a timely manner or our competition may be able to achieve acceptance of comparative products more quickly and effectively than we can. In either case, our products may be technologically inferior to our competitors’, less appealing to consumers, or both. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

         In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. Our average selling prices and gross margins may decline as a result. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition and results of operations.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of our games and the platforms on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

{00076098.DOC.8}

We are subject to order and shipment uncertainties, and may hold excess or have a shortage of inventory.

If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially lead to a loss of market share and damaged customer relationships. We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forgo revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

We rely on third-party suppliers and subcontractors for components and therefore, cannot control their availability or quality. We may not be able to procure necessary key components for our products.

We depend on third party suppliers to provide electronic components such as microprocessors used in our products. If suppliers cannot provide their products or services on time or to our specifications, or there exists a shortage of such electronic components we may not be able to meet the demand for our products and our delivery times may be negatively affected. Our inability to secure sufficient components to build products for our customers could negatively impact our sales and operating results. If we are unable to obtain electronic components necessary for our business we may need to redesign our products to be compatible with alternative electronic components which would cause us to incur a large expense that would adversely affect our financial results.

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

{00076098.DOC.8}

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On April 15, 2008, the Company consummated an initial closing of $100,000 of a bridge offering (the “Offering”) of unsecured notes with an option to convert (the “Notes”), the maximum amount of which is $1,000,000. The Notes were issued pursuant to a Subscription Agreement, dated April 15, 2008, among the Company and the purchasers of the Notes.

Investors will receive 12% interest in cash one year from the applicable closing of the Notes (the “Maturity Date”) and will have the option to either receive the principal amount of their investment in cash or convert their Notes into shares of common stock, par value $0.001 of the Company at an exercise price of $2.00 per share. In the event that we secure subsequent financing prior to the Maturity Date in the aggregate amount exceeding $3,000,000 (the “Subsequent Financing”), not including proceeds of this Offering, we will have the right to prepay the principal amount of the Notes in full at any time before the applicable Maturity Date and at such time we will pay to our investors the entire unpaid interest as of the Maturity Date. In the event that we elect to prepay the Notes, investors may either: (i) receive the principal amount of their investment in cash or (ii) convert their Notes into shares of common stock at the lower of (a) $2.00 or (b) the lowest conversion price of the Subsequent Financing.

On May 15, 2008, we consummated a $75,000 investment with an accredited investor for which we issued units of the Company consisting of one share of common stock and one warrant exercisable for one half share of the Company’s common stock. The offer and sale of securities were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

The offers and sales of securities in the Offering were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered in the Offering.

Item 6. Exhibits.

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

10.12	Debt Assignment Agreement between QMotions, Inc. and Actiga Corporation dated January 9, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.13	Debt Assignment Agreement between QMotions, Inc. and Actiga Corporation dated January 9, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.14	Form of Subscription Agreement for January 8, 2008 private placement (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.15	Form of Non-US Warrant Certificate for January 8, 2008 private placement (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.16	Form of Subscription Agreement between Actiga Corp., and accredited investors participating in the placement (incorporated by reference to Form 8-K, filed with the SEC on April 18, 2008.)
10.17	Form of Note between Actiga Corp., and accredited investors participating in the placement (incorporated by reference to Form 8-K, filed with the SEC on April 18, 2008.)
10.17	Form of Promissory Note between Actiga Corp., and investor (incorporated by reference to Form 8-K, filed with the SEC on April 18, 2008.)
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

* Attached hereto.

{00076098.DOC.8}

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIGA CORPORATION
Date May __, 2008
By: /s/
Albert Cervantes
Principal Financial Officer

Date May 15, 2008
By: /s/
Amro Albanna
Chief Executive Officer

{00076098.DOC.8}