Form 10-K/A
period 2007-12-31
ACTIGA CORP
filed 2008-07-24
CIK 1341768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-52323

Actiga Corp.

(Exact name of registrant as specified in its charter)

Nevada	39-2059213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

871 Marlborough Avenue, Suite 100, Riverside CA	92507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
951-786-9474

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐

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

EXPLANATORY NOTE

Actiga Corporation (the “Company”) is filing this Amendment on Form 10-K/A which amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on April 1, 2008 (the "Initial 10-K"), for the sole purpose of restating Item 9A(T) Controls and Procedures, which omitted certain required information. No other changes are being made.

Item 9A(T). Controls and Procedures.

Management's annual report on internal control over financial reporting. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Readers are cautioned that internal controls over financial reporting, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of December 31, 2007, our internal controls over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based on such evaluation, the CEO and CFO have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this Report.

Item 15. Exhibits, Financial Statement Schedules.

Number	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)(**)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)(**)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIGA CORP.,

Date: July 24, 2008	By:	/s/ Amro A. Albanna
Name: Amro A. Albanna
Title: Chief Executive Officer