Form 10-Q
period 2008-06-30
ACTIGA CORP
filed 2008-08-15
CIK 1341768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-52323
(Commission file No.)

ACTIGA CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	39-2059213
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2008 there were 46,823,940 shares of the Company’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Actiga Corporation
Balance Sheets
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current:
Cash and equivalents	$446,501	$247,967
Accounts receivable, net of allowance	20,030	600,833
Deposits and prepaid expenses	49,617	41,224
Software under development	479,750	-
Inventory, net of allowance	447,118	127,249

	1,443,016	1,017,273

Computer equipment, software and equipment, net	30,401	24,479

Total Assets	$1,473,417	$1,041,752

Liabilities

Current:
Accounts payable	$858,569	$695,192
Accrued payroll and payroll taxes	320,000	404,837
Notes payable	1,450,000	1,119,123
Due to shareholders	79,041	71,813
Notes payable to shareholders	376,857	2,615,593

Total Liabilities	3,084,467	4,906,558

Stockholders` Equity (Deficit)

Common Stock (par value $0.001) -
Authorized, 1,800,000,000 common shares issued and
outstanding, 46,640,574 and 46,230,000 shares at
June 30, 2008 and December 31, 2007, respectively	7,852,739	2,988,500

Accumulated Deficit	(9,463,789)	(6,853,306)

Total Stockholders’ Equity (Deficit)	(1,611,050)	(3,864,806)

Total Liabilities and Stockholders’ Equity (Deficit)
	$1,473,417	$1,041,752

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Statements of Operations
For the three and six months ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	$11,604	$59,219	$25,474	$72,835
Cost of sales	22,646	18,830	208,077	187,110

Gross margin	(11,042)	40,389	(182,603)	(114,275)

Operating expenses:
General and administrative	747,725	247,263	1,944,718	521,275
Research and development	48,493	64,977	98,165	92,476
Sales and marketing	150,255	18,939	312,671	43,577

	946,473	331,179	2,355,554	657,328

Loss before other items	(957,515)	(290,790)	(2,538,157)	(771,603)

Other items:
Interest expense	(42,943)	(4,019)	(72,326)	(8,465)

	(42,943)	(4,019)	(72,326)	(8,465)

Net loss	$(1,000,458)	$(294,809)	$(2,610,483)	$(780,068)

Loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Weighted average shares outstanding	46,234,512	46,230,000	46,232,256	46,230,000

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Statements of Cash Flows
For the six months ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Operating Activities
Net loss	$(2,610,483)	$(780,068)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	4,283	3,243
Allowance for doubtful accounts	(195,920)	-
(Increase) Decrease in accounts receivable	776,723	(44,896)
(Increase) Decrease in prepaid expenses	(8,394)	-
(Increase) Decrease in inventory	(319,870)	17,587
Increase (Decrease) in accounts payable	44,252	163,662
Increase (Decrease) in accrued payroll and payroll taxes	(84,849)	163,386

Cash provided by (used in) operating activities	(2,394,258)	(477,086)

Financing Activities

Proceeds from notes payable	1,450,000	-
Proceeds from notes payable to shareholder	32,747	483,000
Proceeds from private placement	1,600,000	-

Cash provided by (used in) financing activities	3,082,747	483,000

Investing Activities

Purchase of equipment	(10,205)	(2,394)
Purchase of software under development	(479,750)	-

Cash provided by (used in) investing activities	(489,955)	(2,394)
Increase (decrease) in cash	198,534	3,520
Cash, opening	247,967	(3,184)

Cash, closing	$446,501	$336

Supplemental cash flow information
Cash paid during the quarter for:
Interest	-	-
Income Taxes	800	800
Non- Cash Financing Activities
Conversion of Notes Payable to common stock	$3,264,239	$-

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Notes to Financial Statements
(Unaudited)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Actiga Corporation (“Actiga” or “the Company”, “us”, “we” or “our”) is a corporation organized under the laws of the State of Nevada. The Company designs and manufactures motion-based Active Game Controllers. The Company’s Active Game Controllers allow users to replace their keyboards and gamepads with a controller that uses their natural motion to play video games.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated balance sheets and related consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

  The consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (the “SEC”).

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

Research and development and software under development

All costs of research and development activities are expensed as incurred. In the second quarter of 2008, the Company has capitalized software under development cost of $479,750 in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The software under developement has been purchased from a third party vendor and development relates to certain games being developed by Aptus, a subsidiary of the Company. The software will be marketed through an online portal along with related hardware under development. The development process is scheduled for completion in September 2008. Additional costs of $31,865 representing tooling costs of games delayed or suspended in the development process have been expensed during the three and six months ended June 30, 2008.

Actiga Corporation
Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and the Company establishes a valuation allowance to reduce deferred tax assets to an amount which it believes to be more likely than not realizable. The valuation allowance is based on the Company`s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. As of June 30, 2008, a 100% valuation allowance has been applied to deferred tax assets.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue to operate as a going concern. Through June 30, 2008, the Company has not generated operating or net profits. As of June 30, 2008, the accumulated deficit is $9,463,789, the working capital deficiency is $1,641,451 and the total capital deficiency is $1,611,050. These factors raise substantial doubt about the ability of the Company to continue in existence should it be unable to raise additional and sufficient capital.

Inventories

All inventories are stated at the lower of weighted average cost or market. Potential losses from obsolete and slow-moving inventories are provided for in the period in which it is determined that such losses are likely to occur upon the sale or disposal of the inventory. The Company has allowances of $231,631 at June 30, 2008 and $98,830 at December 31, 2007.

Computer equipment, software and equipment

Property, plant and equipment are stated at original cost less accumulated depreciation and amortization.

Depreciation is provided to write off the cost of computer equipment, software and equipment , using the straight-line method at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values.

Actiga Corporation
Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Allowance for doubtful accounts

Accounts receivable are recorded at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable.

Accounts receivable is presented net of an allowance for doubtful accounts of $35,080 and $231,000 as of June 30, 2008 and December 31, 2007, respectively.

Allowance for product returns

The Company has a potential for product returns. No estimate of potential returns can be made with a high level of precision; however the Company anticipates a number of returns and therefore had accrued an additional $300,000 during the three months ended March 31, 2008. For the three and six month period ended June 30, 2008, the company utilized $327,301 of the reserve for returned product.

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

Recently issued accounting standards

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

Other recently issued accounting pronouncements are highly unlikely to be relevant to the Company currently or in the foreseeable future and therefore are not presented herein.

Actiga Corporation
Notes to Financial Statements

3. INVENTORY

As of June 30, 2008 and December 31, 2007 inventories consisted of the following:

	2008	2007

Raw materials	$24,636	$120,873
Finished goods	422,482	6,376
Total	$447,118	$127,249

Inventory is net of allowances of $231,631 at June 30, 2008 and $98,830 at December 31, 2007.

4. RECONCILIATION OF COMMON STOCK

The following table details the changes in the Company’s common stock during the six months ended June 30, 2008.

Balance, December 31, 2007	$2,988,500
Conversion of Notes Payable	1,000,000
Conversion of Notes Payable to Shareholders	2,264,239
Proceeds from Private Placement	1,600,000
Balance, June 30, 2008	$7,852,739

5. NOTES PAYABLE

On April 15, 2008, the Company consummated an initial closing of a $100,00 bridge offering (the “Offering”) of unsecured notes with an option to convert (the “Notes”), the maximum amount of which is $1,000,000. The Notes were issued pursuant to a Subscription Agreement, dated April 15, 2008, among the Company and the purchasers of the Notes.

Investors will receive 12% interest in cash one year from the applicable closing of the Notes (the “Maturity Date”) and will have the option to either receive the principal amount of their investment in cash or convert their Notes into shares of common stock, par value $0.001 of the Company at an exercise price of $2.00 per share. In the event that the Company secures subsequent financing prior to the Maturity Date in the aggregate amount exceeding $3,000,000 (the “Subsequent Financing”), not including proceeds of the Offering, the Company will have the right to prepay the principal amount of the Notes in full at any time before the applicable Maturity Date and at such time the Company will pay to its investors the entire unpaid interest as of the Maturity Date. In the event the Company elects to prepay the Notes, investors may either: (i) receive the principal amount of their investment in cash or (ii) convert their Notes into shares of common stock at the lower of (a) $2.00 or (b) the lowest conversion price of the Subsequent Financing.

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

On April 15, 2008, the Company consummated a closing of two unsecured promissory notes (“Promissory Notes’) in the aggregate amount of $350,000. Under the terms of the Promissory Notes, the lender will receive the principal amount plus interest at the rate of 15% on the one year anniversary of the Promissory Note. In the event the Company defaults on the Promissory Notes, interest will continue to accrue until and including the date of repayment in full. The Promissory Notes may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the Promissory Notes on the one year anniversary.

6. SUBSEQUENT EVENTS

On July 7, 2008 the Company raised $75,000 in a private placement agreement dated May 15, 2008 for the sale of units of the Company to an accredited investor. Each unit of the Company (the “Unit”) consisting of 50,000 shares of common stock and 25,000 warrants exercisable for 25,000 shares of the Company’s common stock. Each warrant is immediately exercisable for a period of five years commencing on the closing of the placement of the Units. Subsequent to the end of the quarter, the Company consummated the closing of an aggregate of 3.67 Units of the Company. The offer and sale of securities was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale was made to an “accredited investors” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

On August 12, 2008, Actiga consummated a closing of a $1,500,000 Unsecured Promissory Note (the “Unsecured Note”) with a lender. Under the terms of the Unsecured Note, lender will receive the principal amount of $1,500,000 plus simple interest, in cash, at the rate of 25% per annum two years from the closing date of the Unsecured Note (the “Maturity Date”).  At June 30, 2008 the Company had received $1.0 million in advances from this Unsecured Note. Lender will also receive two additional benefits as part of the Unsecured Note: (i) a warrant to purchase one million, five-hundred thousand (1,500,000) shares of duly authorized, validly issued, fully paid and nonassessable common stock of the Company, at the exercise price of $1.75 per share and (ii) three percent (3%) of all net revenues received by Company pursuant to the licensing agreement, dated July 1, 2008, between CBS and the Company, during the term of this Unsecured Note.

The Company is entitled to prepay all amounts owed under the Unsecured Note at any time.  If such prepayment is made before the first anniversary of the date hereof, the Company’s payment of interest shall equal the amount of interest as would have been accrued under this Unsecured Note on the first anniversary of the execution of the Unsecured Note without prepayment.  If prepayment is made after the first anniversary of the execution of the Unsecured Note, the Company shall pay the interest accrued up to and including the date of prepayment.  If the Company does exercise its right to prepay all amounts due under this Unsecured Note, the revenue share percentage for payments owed to the lender described above shall be reduced from three percent (3%) to one and one half percent (1.5%) from the date of prepayment or the first anniversary of the execution of the Unsecured Note (whichever is later) until the Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States GAAP. In this Form 10-Q report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

Overview

Actiga Corporation was incorporated in the State of Nevada on April 27, 2005 under the name Puppy Zone Enterprises, Inc. Prior to our reverse merger, we changed our name from Puppy Zone Enterprises, Inc. to Actiga Corporation. On January 7, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QMotions, Inc. ("QMotions") which Merger Agreement we closed on January 14, 2008. Pursuant to the Merger Agreement, QMotions became a wholly-owned subsidiary of the Company. Actiga acquired and adopted the business operations of QMotions (as discussed below). Prior to the acquisition of QMotions, we were a public shell with nominal assets and our business focus was the development of a franchise system to offer dog day care services under the brand name The Puppy Zone. Following the acquisition of QMotions, we terminated our dog day care services and adopted the business of QMotions, consisting of the development, manufacture, distribution, marketing and sale of motion-based controllers for video games and online video games.

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol "AGAC" and on the Frankfurt Exchange under the symbol “3668363.F”.

Aptus Games, a wholly-owned subsidiary of Actiga (“Aptus”) was incorporated in the state of Delaware on February 4, 2008. Aptus uses proprietary motion controllers combined with a browser-based 3D game engine. Aptus is scheduled to commence on line operations in the third quarter of 2008.

Results of Operation

Since inception to June 30, 2008, we have generated minimal revenues. Inflation and currency fluctuations have not previously had a material impact upon our sales, revenues and income from operations.

Comparison of the three and six months ended June 30, 2008 and three and six months ended June 30, 2007.

Net Sales

Sales for the three months ended June 30, 2008 totaled $11,604 compared to $59,219 for the three months ended June 30, 2007. Sales for the six months ended June 30, 2008 totaled $25,474 compared to $72,835 for the six months ended June 30, 2007. The decrease in sales is primarily due to suspended sales of older product line in the amount of $54,316 for the three months and $56,902 for the six months of 2007. We generate a substantial percentage of our net sales in the last three months of every calendar year, our fiscal fourth quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new video game platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.

Cost of Sales

Cost of Sales for the three months ended June 30, 2008 totaled $22,646 compared to $18,830 for the three months ended June 30, 2007. Cost of sales for the six months ended June 30, 2008 totaled $208,077 compared to $187,110 for the six months ended June 30, 2007. Freight cost which are a component of Cost of Sales, were $59,312 for the six months ended June 30, 2008 as compared to $35,876 in the 2007 six month period. Increase in Cost of Goods Sold is due to product placement between warehouse and distribution center.

Operating Expenses

Our operating expenses for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 are classified primarily into the following three categories:

1.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2008 of $747,725 consist primarily of payroll of $466,904 and professional fees of $189,737 which includes legal fees, accounting and auditing fees. General and administrative expenses for three months ended June 30, 2007 of $247,263 consist of payroll $166,301 and professional fees of $13,104. Rent expense primarily for office space and warehouse totaled $11,013 for the first three months of 2008 as compared to $13,558 for the comparable three months of 2007. General and administrative expenses for the six months ended June 30, 2008 of $1,944,718 consist primarily of payroll $805,126, professional fees of $565,124 which includes legal fees, accounting and auditing fees. General and administrative expenses for six months ended June 30, 2007 of $521,275 consist of payroll of $339,604 and professional fees of $29,394. The expense for allowance for doubtful accounts for June 30, 2008 was $300,000 compared to $0 in the comparable period of 2007. Rent expense primarily for office space and warehouse totaled $22,519 for the six months of 2008 as compared to $22,447 for the comparable period 2007.

2.
Research and Development Expenses. Research and development expenses consist primarily of fees paid for payroll, engineering and other research and development cost. The amount incurred by the Company during the three months ended June 30, 2008 was $48,493 compared to $64,977 for the three months ended June 30, 2007. Tooling cost associated with research and development for the three months ended June 30, 2008 totaled $28,791 compare to $10,794 for the comparable period in 2007. The amount incurred by the Company during the six months ended June 30, 2008 was $98,165 compared to $92,476 for the six months ended June 30, 2007. Tooling cost for the six months ended June 30, 2008 totaled $43,241 compared to $10,794 for the comparable period in 2007.

3.
Sales and Marketing Expenses. Sales and marketing expense totaled $150,255 for the three months ended June 30, 2008 as compared to $18,939 for the three months ended 2007. Sales and marketing expense totaled $312,671 for the six months ended June 30, 2008 as compared to $43,577 for the six months ended 2007. Print Advertising, trade shows and other media expenses totaled $100,253 for the three months ended June 30, 2008 and $150,000 for the six months ended June 30, 2008 as compared to $1,127 and $7,401 for the comparable periods in 2007, respectively. The increase is in anticipation of various product launches in 2008.

Net Loss

As a result of the foregoing, the Company reported a net loss for the quarter ended June 30, 2008 of $1,000,458 compared to a loss of $294,809 for the quarter ended June 30, 2007. The Company reported a net loss for the six months ended June 30, 2008 of $2,610,483 compared to a loss of $780,068 for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company’s principal capital requirements during the year of 2008 are to fund the internal operations and introduce new product lines to the market. The Company has raised funds for operations by selling shares of its common stock to selected investors and by issuing notes and convertible notes as is discussed in our financial statement. The Company continues to actively pursue additional credit facilities with accredited investors and financial institutions in Europe, Middle East and USA as a means to obtain new funding.

There is substantial doubt about our ability to continue as a going concern, and in their report on our financial statements for the year ended December 31, 2007, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The continuation of our business is dependent upon further long term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. We have historically incurred losses, and from inception through June 30, 2008, have incurred losses of $9,463,789. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses. Management has taken the following steps to revise its operating and financial requirements: Management has devoted considerable efforts during the period ended June 30, 2008 and subsequently towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) strategically forming subsidiaries that bring synergies to the Company’s products and services.

The Company relies on a combination of debt and equity financings to fund its ongoing cash requirements. Management believes that its cash balance at June 30, 2008 and cash generated from operations will provide sufficient funds through August 2008.

In light of the need to raise additional funds in the immediate short term, the Company has been focused on capital raising activities in addition to continuing to control operating costs, aggressively managing working capital and attempting to settle certain debt by the issuance of common shares. As of January 1, 2008 to the date of this filing, the Company has received $3,525,000 of equity financing and loans in order to fund cash requirements.

Although the Company has previously been able to raise capital as needed, there can be no assurance that such capital will continue to be available at all or, if available, that the terms of such financing will not be dilutive to existing stockholders or otherwise on terms favorable to us. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2008 was $2,874,008. The increase is primarily due to the increase in net loss of $2,610,483 in 2008, decrease in accounts receivable of $776,723, offset by an increase in software development of $479,750, increase in inventory of $319,870, increase in accounts payable of $21,846, and decrease in accrued payroll and other payable of $84,849.

Financing Activities: Net cash received by financing activities for the six months ended June 30, 2008 of $3,082,747 came primarily from notes payable of $1,450,000 and proceeds from private placements of $1,600,000.

As a result of the above activities, the Company recorded a cash and cash equivalent balance of $446,501 as of June 30, 2008, a net increase in cash and cash equivalent of $446,165 as compared to the six months ended June 30, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects (i.e. Allowance for Doubtful Account and Product Returns) of our financial statements is critical to an understanding of our financials.

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

Recent Accounting Pronouncements

Other recently issued accounting pronouncements are highly unlikely to be relevant to the Company currently or in the foreseeable future and therefore are not presented herein.

Off-balance Sheet Arrangements

We are not a party to any off-balance sheet arrangement.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Actiga, its subsidiaries and its properties were not a party to any legal proceedings.

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

Our Common Stock is traded on the "Over-the-Counter Bulletin Board," and on the Frankfurt Stock Exchange which may make it more difficult for investors to resell their shares due to suitability requirements.

Our Common Stock is currently quoted for trading on the Over the Counter Bulletin Board (OTCBB) under the symbol AGAC.OB and on the Frankfurt Stock Exchange under the symbol 3668363.F where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our Common Stock by reducing the number of potential investors. This may make it more difficult for investors in our Common Stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

Our listing on both the Over-the-Counter-Bulletin-Board and the Frankfurt Stock Exchange exposes our stock price to additional risks of fluctuation.

     Our common stock is listed both on the OTCBB and the Frankfurt Stock Exchange. Because of this, factors that would not otherwise affect a stock traded solely on the OTCBB may cause our stock price to fluctuate. For example, European investors may react differently and more positively or negatively than investors in the United States to events such as acquisitions, dispositions, one-time charges and higher or lower than expected revenue or earnings announcements. A positive or negative reaction by investors in Europe to such events could cause our stock price to increase or decrease significantly. The European economy and market conditions in general, or downturns on the Frankfurt Stock Exchange specifically, regardless of the OTCBB conditions, also could negatively impact our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2008, the Company consummated an initial closing of a $100,000 bridge offering (the “Offering”) of unsecured notes with an option to convert (the “Notes”), the maximum amount of which is $1,000,000. The Notes were issued pursuant to a Subscription Agreement, dated April 15, 2008, among the Company and the purchasers of the Notes.  The offers and sales of the Notes described above were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the Notes.

On July 7, 2008 we consummated an investment for an agreement dated May 15, 2008 with an accredited investor, for a $75,000 investment for which we issued one unit of the Company (the “Unit”), consisting of 50,000 shares of common stock and 25,000 warrants exercisable for 25,000 shares of the Company’s common stock. Each warrant is immediately exercisable for a period of five years commencing on the closing of the placement of the Units. Subsequent to the end of the quarter, the Company consummated the closing of an aggregate of 3.67 Units of the Company. The offer and sale of securities were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

On June 30, 2008, an accredited investor converted a debt owed by the Company into an aggregate of 6.88 Units of Company. The offer and sale of securities were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

Item 5. Other Information

On April 25, 2008, QMotions entered into an Xbox 360 Accessory License Agreement (the “Agreement”) with Microsoft Corporation (“Microsoft”). Pursuant to the Agreement, Microsoft granted QMotions a personal, nonexclusive, nontransferable, royalty bearing, nonsublicensable license to incorporate certain Microsoft technology in products to be produced for use with Microsoft’sXbox 360. Each licensed product produced by QMotions that contains Microsoft technology must satisfy Microsoft’s certifications and meet certain quality standards before being sold to the public. QMotions agreed to pay to Microsoft a flat fee for its license. QMotions also agreed to pay Microsoft royalties for every licensed product sold by QMotions for the Xbox 360. The term of the Agreement is two years from the day of execution, which term will automatically renew for successive one-year periods until the last year Microsoft distributes the Xbox 360 version console unless either party gives written notice of its intent not to renew no less than ninety days prior to the expiration of the initial or any subsequent renewal term.

On August 12, 2008, Actiga consummated a closing of $1,500,000 of an Unsecured Promissory Note (the “Promissory Note”) with a lender. Under the terms of the Promissory Note, lender will receive the principal amount of $1,500,000 plus simple interest, in cash, at the rate of 25% per annum two years from the closing date of the Promissory Note (the “Maturity Date”).  At June 30, 2008 the Company had received $1.0 million in advances from this Promissory Note. Lender will also receive two additional benefits as part of the Promissory Note: (i) a warrant to purchase one million, five-hundred thousand (1,500,000) shares of duly authorized, validly issued, fully paid and nonassessable common stock of the Company, at the exercise price of $1.75 per share and (ii) three percent (3%) of all net revenues received by Company through the July 1, 2008 licensing agreement between CBS and the Company during the term of this Promissory Note.

The Company is entitled to prepay all amounts owed under the Promissory Note at any time.  If such prepayment is made before the first anniversary of the date hereof, the Company’s payment of interest shall equal the amount of interest as would have been accrued under this Promissory Note on the first anniversary of the execution of the Promissory Note without prepayment.  If prepayment is made after the first anniversary of the execution of the Promissory Note, Company shall pay the interest accrued up to and including the date of prepayment.  If the Company does exercise its right to prepay all amounts due under this Promissory Note, the revenue share percentage for payments owed to the lender under Section 2(b) below shall be reduced from three percent (3%) to one and one half percent (1.5%) from the date of prepayment or the first anniversary of the execution of the Promissory Note (whichever is later) until the Maturity Date.

The offers and sales of securities in the private placements described above were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered in the private placements.

Item 6. Exhibits.

Number	Description
2.1	Agreement and Plan of Merger dated January 7, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 11, 2008.)
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
4.2	Form of Warrant Certificate (2 year at $0.10) (incorporated by reference from our Registration Statement on Form SB-2, filed on November 2, 2005).
10.1	Agreement and Plan of Merger dated January 7, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 11, 2008.)
10.2	Letter of Intent to Acquire dated October 24, 2007 between QMotions and Puppy Zone Enterprises. (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.3	Vendor Agreement dated July 12, 2007 between QMotions and Radio Shack (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.4	Amendment No.1 dated July 12, 2007 to Vendor Agreement between QMotions and Radio Shack (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.5	License and Distribution Agreement dated October 1, 2007 between QMotions and Electronic Arts Inc. (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
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

10.12	Debt Assignment Agreement between QMotions, Inc. and Actiga Corporation dated January 9, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.13	Debt Assignment Agreement between QMotions, Inc. and Actiga Corporation dated January 9, 2008 (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.14	Form of Subscription Agreement for January 8, 2008 private placement (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.15	Form of Non-US Warrant Certificate for January 8, 2008 private placement (incorporated by reference Form 8-K dated January 11, 2008 filed with the SEC on January 18, 2008.)
10.16	Form of Subscription Agreement between Actiga Corp., and accredited investors participating in the placement (incorporated by reference to Form 8-K, filed with the SEC on April 18, 2008.)
10.17	Form of Note between Actiga Corp., and accredited investors participating in the placement (incorporated by reference to Form 8-K, filed with the SEC on April 18, 2008.)
10.18	Form of Promissory Note between Actiga Corp., and investor (incorporated by reference to Form 8-K, filed with the SEC on April 18, 2008.)
10.19
XBOX 360 Accessory License Agreement by and between Microsoft Corporation and QMotions, Inc., April 25, 2008 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act). *

10.20
License Agreement by and between CBSI and Aptus, July 1, 2008 (incorporated by reference to Form 8-K, filed with the SEC on July 8, 2008) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.21	Form of Unsecured Promissory Note between Actiga Corp., and accredited investors participating in the placement.
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
* Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIGA CORPORATION

August 14, 2008	By:	/s/ Albert Cervantes
Date	Albert Cervantes Principal Financial Officer

August 14, 2008	By:	/s/ Amro Albanna
Date	Amro Albanna Principal Executive Officer