Form 10-K/A
period 2007-12-31
ACTIGA CORP
filed 2008-09-11
CIK 1341768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A-2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-52323

Actiga Corporation

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
Common Stock, par value $.001 per share
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

EXPLANATORY NOTE

Actiga Corporation (the “Company”) is filing this Second Amendment on Form 10-K/A-2 which amends our First Amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on July 24, 2008 (the “First Amendment”), in order to amend and restate Item 9A(T) Controls and Procedures.

Item 9A(T). Controls and Procedures.

Management's annual report on internal control over financial reporting. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting.  Further, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company’s fourth fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report.

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the CEO and CFO have concluded that these controls and procedures were not effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the timeframe specified by the SEC’s rules and forms because we did not timely report our findings with respect to our the internal controls over financial reporting in our annual report, as such term is defined in Rule 13a-15(f). We have since that time filed our findings with respect to our internal controls over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

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

ACTIGA CORP.,
Date: September 11, 2008
	By:	/s/ Amro Albanna
Name: Amro A. Albanna
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Amro Albanna	Chairman of the Board and Chief Executive Officer	September 11, 2008
Amro Albanna	(Principal Executive Officer)

/s/ Albert Cervantes	Chief Financial Officer	September 11, 2008
Albert Cervantes	(Principal Financial Officer, Principal, Accounting Officer)

/s/ Dale Hutchins	President, Secretary and a Director	September 11, 2008
Dale Hutchins

/s/ Steve Bajic	Director	September 11, 2008
Steve Bajic

/s/ Randolph Geissler	Director	September 11, 2008
Randolph Geissler