Form 10-Q
period 2008-09-30
ACTIGA CORP
filed 2008-11-19
CIK 1341768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

951-786-9474

(Issuer’s telephone number, including area code)

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
Yes ☐ No ☒

As of November 14, 2008 there were 46,982,777 shares of the Company’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Actiga Corporation
Balance Sheets
September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007

Assets

Current:
Cash and equivalents	$3,943	$247,967
Accounts receivable, net of allowance	4,585	600,833
Deposits and prepaid expenses	464,157	41,224
Software under development	759,875	—
Inventory, net of allowance	501,650	127,249

	1,734,210	1,017,273

Computer equipment, software and equipment, net	28,259	24,479

Total Assets	$1,762,469	$1,041,752

Liabilities

Current:
Accounts payable	$1,383,006	$695,192
Accrued payroll and payroll taxes	290,000	404,837
Notes payable	1,580,479	1,119,123
Due to shareholders	701,563	71,813
Notes payable to shareholders	381,504	2,615,593

Total Liabilities	4,336,552	4,906,558

Stockholders’ Equity (Deficit)

Common Stock (par value $0.001) – Authorized, 1,800,000,000 common shares issued and outstanding, 46,823,940 and 46,230,000 shares at September 30, 2008 and December 31, 2007, respectively	8,127,750	2,988,500

Accumulated Deficit	(10,701,833)	(6,853,306)

Total Stockholders’ Equity (Deficit)	(2,574,083)	(3,864,806)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,762,469	$1,041,752

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Statements of Operations
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sales	$4,316	$11,458	$29,790	$84,294

Cost of sales	39,294	48,245	247,371	235,355

Gross margin	(34,978)	(36,787)	(217,581)	(151,061)

Operating expenses:

General and administrative	792,400	214,358	2,737,118	735,633

Research and development	101,708	48,537	199,873	141,013

Sales and marketing	209,954	67,668	522,626	111,245

	1,104,062	330,563	3,459,617	987,891

Loss before other items	(1,139,040)	(367,350)	(3,677,198)	(1,138,952)

Other items:

Interest expense	(99,003)	(62,449)	(171,329)	(70,914)

	(99,003)	(62,449)	(171,329)	(70,914)

Net loss	$(1,238,043)	$(429,799)	$(3,848,527)	$(1,209,866)

Loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.03)
Weighted average shares outstanding	46,823,940	46,230,000	46,530,233	46,230,000

The accompanying notes are an integral part of these financial statements

Actiga Corporation
Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Operating Activities
Net loss	$(3,848,527)	$(1,209,865)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	6,425	4,711
Allowance for doubtful accounts	(195,920)	26,000
(Increase) Decrease in accounts receivable	792,168	(40,373)
(Increase) Decrease in deposits and prepaid expenses	(337,257)	(7,495)
(Increase) Decrease in inventory	(460,078)	(4,994)
Increase (Decrease) in accounts payable	568,691	44,336
Increase (Decrease) in accrued payroll and payroll taxes	(114,850)	133,134

Cash used in operating activities	(3,589,348)	(1,054,546)

Financing Activities

Proceeds from notes payable	1,580,479	500,000
Proceeds from notes payable and due to shareholder	659,900	676,918
Proceeds from private placement	1,875,025	100,000

Cash provided by financing activities	4,115,404	1,276,918

Investing Activities

Purchase of equipment	(10,205)	(2,394)
Purchase of software under development	(759,875)	—

Cash used in investing activities	(770,080)	(2,394)

Increase (decrease) in cash	(244,024)	219,978
Cash, opening	247,967	(3,184)

Cash, closing	$3,943	$216,794

Supplemental cash flow information
Cash paid during the quarter for:
Interest	$—	$—
Income Taxes	800	800
Non- Cash Financing Activities
Conversion of Notes Payable to common stock	$3,264,239	$—

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

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development and software under development

All costs of research and development activities are expensed as incurred. For the nine months ended September 30, 2008, the Company has capitalized software under development cost of $759,875 in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86) “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. The software under development has been purchased from a third party vendor and relates to certain games being developed by Aptus, a subsidiary of the Company. The software will be marketed through an online portal along with related hardware under development. Additional costs of $59,423 representing tooling costs of games delayed or suspended in the development process have been expensed during the nine months ended September 30, 2008.

Actiga Corporation
Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company records deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and the Company establishes a valuation allowance to reduce deferred tax assets to an amount which it believes to be more likely than not realizable. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. As of September 30, 2008, a 100% valuation allowance has been applied to deferred tax assets.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue to operate as a going concern. Through September 30, 2008, the Company has not generated operating or net profits. As of September 30, 2008, the accumulated deficit is $10,701,833, the working capital deficiency is $2,602,342 and the total capital deficiency is $2,574,083. These factors raise substantial doubt about the ability of the Company to continue in existence should it be unable to raise additional and sufficient capital.

The continuation of our business is dependent upon the Company obtaining immediate further long term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses.

As of October 2008 the Company has exhausted its available cash. The Company has scaled down its workforce to a few key employees, who have also agreed to accept stock compensation in lieu of payroll. The Company has minimized its operations in order to conserve its working capital.

Inventories

All inventories are stated at the lower of weighted average cost or market. Potential losses from obsolete and slow-moving inventories are provided for in the period in which it is determined that such losses are likely to occur upon the sale or disposal of the inventory. The Company has allowances of $236,040 at September 30, 2008 and $98,830 at December 31, 2007.

Computer equipment, software and equipment

Property, plant and equipment are stated at original cost less accumulated depreciation and amortization.

Depreciation is provided to write off the cost of computer equipment, software and equipment using the straight-line method at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values.

Actiga Corporation
Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

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

Accounts receivable is presented net of an allowance for doubtful accounts of $35,080 and $231,000 as of September 30, 2008 and December 31, 2007, respectively.

Allowance for product returns

The Company has a potential for product returns. No estimate of potential returns can be made with a high level of precision; however the Company anticipates a number of returns and therefore had accrued $370,213 during the nine months ended September 30, 2008. For the nine month period ended September 30, 2008, the Company utilized $365,173 of the reserve for returned products.

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

Recently issued accounting standards

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 “Fair Value Measurements.” The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

Other recently issued accounting pronouncements are highly unlikely to be relevant to the Company currently or in the foreseeable future and therefore are not presented herein.

Actiga Corporation
Notes to Financial Statements

3. INVENTORY

As of September 30, 2008 and December 31, 2007 inventories consisted of the following:

	2008	2007

Raw materials	$28,413	$120,873
Finished goods	473,237	6,376

Total	$501,650	$127,249

Inventory is net of allowances of $236,040 at September 30, 2008 and $98,830 at December 31, 2007. Finished goods consist primarily of PS2 QMotions X-Board, net of reserves.

4. RECONCILIATION OF COMMON STOCK

The following table details the changes in the Company’s common stock during the nine months ended September 30, 2008.

Balance, December 31, 2007	$2,988,500

Conversion of Notes Payable	1,050,000
Conversion of Notes Payable to Shareholders	2,264,225
Proceeds from Private Placement	1,825,025

Balance, September 30, 2008	$8,127,750

5. NOTES PAYABLE

          On April 15, 2008, the Company consummated an initial closing of a $100,000 bridge offering (the “Offering”) of unsecured notes with an option to convert (the “Notes”), the maximum amount of which is $1,000,000. The Notes were issued pursuant to a Subscription Agreement, dated April 15, 2008, among the Company and the purchasers of the Notes.

          Investors will receive 12% interest in cash one year from the applicable closing of the Notes (the “Maturity Date”) and will have the option to either receive the principal amount of their investment in cash or convert their Notes into shares of common stock, par value $0.001 of the Company at an exercise price of $2.00 per share. In the event that the Company secures subsequent financing prior to the Maturity Date in the aggregate amount exceeding $3,000,000 (the “Subsequent Financing”), not including proceeds of the Offering, the Company will have the right to prepay the principal amount of the Notes in full at any time before the applicable Maturity Date and at such time the Company will pay to its investors the entire unpaid interest as of the Maturity Date. In the event the Company elects to prepay the Notes, investors may either: (i) receive the principal amount of their investment in cash or (ii) convert their Notes into shares of common stock at the lower of (a) $2.00 or (b) the lowest conversion price of the Subsequent Financing. As of the date of this filing one investor converted its Note in the amount of $50,000 in to common stock of the Company.

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

          On July 7, 2008 the Company raised $75,000 in a private placement agreement dated May 15, 2008 with an accredited investor. Each unit of the Company (the “Unit”) consists of 50,000 shares of common stock and 25,000 warrants exercisable for 25,000 shares of the Company’s common stock. Each warrant is immediately exercisable for a period of five years commencing on the closing of the placement of the Units. Subsequent to the end of the quarter, the Company consummated the closing of the sale of an aggregate of 3.67 Units of the Company. The offer and sale of securities was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale was made to an “accredited investors” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

          On August 12, 2008, Actiga consummated a closing of $1,500,000 Unsecured Promissory Note (the “Unsecured Note”) with a lender. Under the terms of the Unsecured Note, the lender will receive the principal amount of $1,500,000 plus simple interest, in cash, at the rate of 25% per annum two years from the closing date of the Unsecured Note (the “Maturity Date”). The lender will also receive two additional benefits as part of the Unsecured Note: (i) a warrant to purchase one million, five-hundred thousand (1,500,000) shares of duly authorized, validly issued, fully paid and nonassessable common stock of the Company, at the exercise price of $1.75 per share and (ii) three percent (3%) of all net revenues received by Company pursuant to the licensing agreement, dated July 1, 2008, between CBS Interactive and the Company, during the term of this Unsecured Note.

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

          On September 4, 2008, the Company consummated a closing of an unsecured promissory note (“Promissory Note’) in the aggregate amount of $80,000. Under the terms of the promissory notes, the lender will receive the principal amount plus interest at the rate of 12% on the one year anniversary of the promissory note. In the event the Company defaults on the Promissory Notes, interest will continue to accrue until and including the date of repayment in full. The Promissory Notes may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the Promissory Notes on the one year anniversary.

6. SUBSEQUENT EVENTS

          On October 3, 2008, the Company consummated a closing of four unsecured promissory notes (“Promissory Notes’) in the aggregate amount of $140,000. Under the terms of the promissory notes, the lender will receive the principal amount plus interest at the rate of 12% on the one year anniversary of the promissory note. In the event the Company defaults on the Promissory Notes, interest will continue to accrue until and including the date of repayment in full. The Promissory Notes may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the Promissory Notes on the one year anniversary.

          On October 17, 2008 the Company filed a Form 8-K with the SEC. As a result of the financing conditions reported, the Company is in default of a 12% Note with an Option to convert due on May 15, 2009 (the “Note”) between the Company and a lender in the amount of $50,000 that was subscribed for as part of our bridge offering reported in our Current Report on Form 8-K as filed with the SEC on April 18, 2008. Upon an event of default, the lender at its election may call for the repayment in cash of the full principal amount of the Note together with interest and other amounts owing under the Note. The Company has received a waiver from the lender of the default provision.

          Since October 17, 2008 the Company has not met its payroll obligations to its employees. Total unpaid payroll including vacation is $160,114. The Company has scaled back its workforce to a few key employees that have also agreed to receive stock compensation in lieu of payroll. The Company is currently seeking and reviewing financing and other strategic options to correct this situation, including the sale of the assets of the QMotions subsidiary.

          As of November 2008 the Company is seeking to enter into an asset purchase agreement to dispose of certain QMotions assets and liabilities to a group of certain former employees of QMotions. Total net liabilities to be transferred exceed the total net assets to be transferred. The terms of the asset purchase agreement have not been finalized and continue to be negotiated. For the nine months and three months ended September 30, 2008 the QMotions subsidiary incurred net losses of $2,200,113 and $439,513, respectively. Comparable amounts for the nine and three months of 2007 amounts consisted entirely of Qmotions.

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

          Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Form 10-Q report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

Overview

          Actiga was incorporated in the State of Nevada on April 27, 2005 under the name Puppy Zone Enterprises, Inc. Prior to our reverse merger, we changed our name from Puppy Zone Enterprises, Inc. to Actiga Corporation. On January 7, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QMotions, Inc. (QMotions) which Merger Agreement we closed on January 14, 2008. Pursuant to the Merger Agreement, QMotions became a wholly-owned subsidiary of the Company. Actiga acquired and adopted the business operations of QMotions (as discussed below). Prior to the acquisition of QMotions, we were a public shell with nominal assets and our business focus was the development of a franchise system to offer dog day care services under the brand name The Puppy Zone. Following the acquisition of QMotions, we terminated our dog day care services and adopted the business of QMotions, consisting of the development, manufacture, distribution, marketing and sale of motion-based controllers for video games and online video games.

          Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “AGAC” and on the Frankfurt Exchange under the symbol “3668363.F”.

          Aptus Games, a wholly-owned subsidiary of Actiga (“Aptus”) was incorporated in the state of Delaware on February 4, 2008. Aptus uses proprietary motion controllers combined with a browser-based 3D game engine. Aptus is scheduled to commence on line operations in the fourth quarter of 2008.

Results of Operation

          Since inception to September 30, 2008, we have generated minimal revenues. Inflation and currency fluctuations have not previously had a material impact upon our sales, revenues and income from operations.

          As a result of turmoil in the financial markets and tightening of credit throughout the United Stated and the global capital markets, the Company has been unable to raise additional capital and currently cannot pay its debts. The strain on the Company’s working capital has resulted in the Company receiving notice that some purchase orders previously received by QMotions have been cancelled. There is currently $270,000 in purchase orders for the QMotions product “Big Vert” still pending.

          Additionally, the Company has not met its payroll obligations to its employees since October 17, 2008. The Company has scaled down its workforce to a few key employees, who have also agreed to accept stock compensation in lieu of payroll. The Company has minimized its operations in order to conserve its working capital. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and our business, financial condition, results of operations and cash flows may be adversely affected. The Company is currently seeking and reviewing financing and other strategic options to correct this situation. If the Company is unable to obtain adequate financing in the near future it most likely will cease operations, sell its assets or its business or declare bankruptcy.

Comparison of the three and nine months ended September 30, 2008 and three and nine months ended September 30, 2007.

Net Sales

          Sales for the three months ended September 30, 2008 totaled $4,316 compared to $11,458 for the three months ended September 30, 2007. Sales for the nine months ended September 30, 2008 totaled $29,790 compared to $84,294 for the nine months ended September 30, 2007. The decrease in sales is primarily due to suspended sales of an older product line that had generated revenues in the amount of $8,479 for the three months and $78,331 for the nine months for the fiscal 2007 year. Historically, we have generated a substantial percentage of our net sales in the last three months of every calendar year, our fiscal fourth quarter. Our quarterly results of operations can be expected to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales; unpredictable consumer preferences and spending trends; the introduction of new video game platforms; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products.

Cost of Sales

          Cost of Sales for the three months ended September 30, 2008 totaled $39,294 compared to $48,245 for the three months ended September 30, 2007. Cost of sales for the nine months ended September 30, 2008 totaled $247,371 compared to $235,355 for the nine months ended September 30, 2007. Freight cost which are a component of Cost of Sales, were $62,661 for the nine months ended September 30, 2008 as compared to $46,299 in the 2007 nine month period. Increase in Cost of Sales is due to cost of product placement between warehouse and distribution centers. Valuation reserves accounted for $75,782 of the cost of sales for the nine and three months ended September 30, 2008. The combination of items described above resulted in Cost of Sales exceeding net sales.

Operating Expenses

          Our operating expenses for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 are classified primarily into the following three categories:

1.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 of $792,400 consist primarily of payroll of $413,892 and professional fees of $54,325 which includes legal fees, accounting and auditing fees. General and administrative expenses for three months ended September 30, 2007 of $214,358 consist of payroll $72,034 and professional fees of $37,015. Rent expense primarily for office space and warehouse totaled $12,856 for the first three months of 2008 as compared to $35,376 for the comparable three months of 2007. General and administrative expenses for the nine months ended September 30, 2008 of $2,737,118 consist primarily of payroll $1,219,018, professional fees of $619,449 which includes legal fees, accounting and auditing fees. General and administrative expenses for nine months ended September 30, 2007 of $735,633 consist of payroll of $221,098 and professional fees of $49,227. The expense for allowance for doubtful accounts for September 30, 2008 was $370,213 compared to $26,000 in the comparable period of 2007. Rent expense primarily for office space and warehouse totaled $45,059 for the nine months of 2008 as compared to $67,506 for the comparable period 2007.

2.

Research and Development Expenses. Research and development expenses consist primarily of fees paid for payroll, engineering and other research and development cost. The amount incurred by the Company during the three months ended September 30, 2008 was $101,708 compared to $48,537 for the three months ended September 30, 2007. Tooling cost associated with research and development for the three months ended September 30, 2008 totaled $75,163 compare to $3,270 for the comparable period in 2007. The amount incurred by the Company during the nine months ended September 30, 2008 was $199,873 compared to $141,013 for the nine months ended September 30, 2007. Tooling cost for the nine months ended September 30, 2008 totaled $118,404 compare to $14,064 for the comparable period in 2007.

3.

Sales and Marketing Expenses. Sales and marketing expense totaled $209,954 for the three months ended September 30, 2008 as compared to $67,668 for the three months ended 2007. Sales and marketing expense totaled $522,626 for the nine months ended September 30, 2008 as compared to $111,245 for the nine months ended 2007. Print Advertising, trade shows and other media expenses totaled $57,493 for the three months ended September 30, 2008 and $133,380 for the nine months ended September 30, 2008 as compared to $37,526 and $41,028 for the comparable periods in 2007, respectively. The increase is in anticipation of various product launches in the fourth quarter of 2008.

Net Loss

          As a result of the foregoing, the Company reported a net loss for the quarter ended September 30, 2008 of $1,238,043 compared to a loss of $429,799 for the quarter ended September 30, 2007. The Company reported a net loss for the nine months ended September 30, 2008 of $3,848,527 compared to a loss of $1,209,866 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

          The Company’s principal capital requirements during the year of 2008 are to fund the internal operations and introduce new product lines to the market. The Company has raised funds for operations by selling shares of its common stock to selected investors and by issuing notes and convertible notes as is discussed herein. The Company continues to actively pursue additional credit facilities with accredited investors and financial institutions in Europe, Middle East and USA as a means to obtain new funding.

          There is substantial doubt about our ability to continue as a going concern, and in their report on our financial statements for the year ended December 31, 2007, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The continuation of the minimized operations of our business are dependent upon an immediate infusion of cash and further long term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. We have historically incurred losses, and from inception through September 30, 2008, have incurred losses of $10,701,833. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require substantial additional funding to expand our current operations as the Company is currently nearly out of cash. Management has taken the following steps to revise its operating and financial requirements: Management has devoted considerable efforts during the period ended September 30, 2008 and subsequently towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) settlement of debt by issuance of common shares and (v) strategically forming subsidiaries that bring synergies to the Company’s products and services.

          The Company relies on a combination of debt and equity financings to fund its ongoing cash requirements. The Company has scaled down its workforce to a few key employees, who have also agreed to accept stock compensation in lieu of payroll. The Company has minimized its operations in order to conserve its working capital.

          In light of the need to raise additional funds in the immediate short term, the Company has been focused on capital raising activities in addition to continuing to control operating costs, aggressively managing working capital and attempting to settle certain debt by the issuance of common shares. As of January 1, 2008 to the date of this filing, the Company has received $4.1 million of equity financing and loans in order to fund cash requirements.

          Although the Company has previously been able to raise capital, there can be no assurance that such capital will continue to be available at all or, if available, that the terms of such financing will not be highly dilutive to existing stockholders or otherwise on terms unfavorable to us. The Company may review capital raising transactions on terms that are unfavorable to the Company and that the Company would not otherwise review but for tightening of credit through the global capital market. If the Company is unable to secure additional capital as circumstances require, it may not be able to continue its operations.

          On October 17, 2008 the Company filed a Form 8-K with the SEC. As a result of the financing conditions reported, the Company is in default of a 12% Note with an Option to convert due on May 15, 2009 (the “Note”) between the Company and a lender in the amount of $50,000 that was subscribed for as part of our bridge offering reported in our Current Report on Form 8-K as filed with the SEC on April 18, 2008. Upon an event of default, the lender at its election may call for the repayment in cash of the full principal amount of the Note together with interest and other amounts owing under the Note. The Company has received a waiver from the lender of the breach provision.

          Since October 17, 2008 the Company has not met its payroll obligations to its employees. The Company has scaled back on its workforce to a few key employees. The Company is currently seeking and reviewing financing and other strategic options to correct this situation.

           As of November 11, 2008 the Company was negotiating an asset purchase agreement with the former employees of QMotions to dispose of certain QMotions assets and liabilities. Total net assets to be transferred are approximately $214,690 comprised primarily of inventory of $6,687 and accounts receivable of $208,003. The disposition will include $435,512 of related liabilities. The liabilities exceed the assets. For the nine months ended September 30, 2008 the QMotions subsidiary incurred net losses of $2,200,113 and $439,513 for the three months ended September 30, 2008. For the comparable periods of 2007 the amounts consisted entirely of QMotions.

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2008 was $3,589,348. The increase is primarily due to the increase in net loss of $3,848,527 in 2008, decrease in accounts receivable of $792,168, a decrease would provide cash, offset by an increase in software development of $759,875, which is classified as an investing activity, increase in inventory of $460,078 which would use cash, increase in accounts payable of $568,691; this would provide cash, and decrease in accrued payroll and other payable of $114,850.

Financing Activities: Net cash received by financing activities for the nine months ended September 30, 2008 of $4,115,404came primarily from notes payable of $1,580,479 and proceeds from private placements of $1,875,025.

          As a result of the above activities, the Company recorded a cash and cash equivalent balance of $3,943 as of September 30, 2008 and a net decrease in cash and cash equivalent of $244,024for the nine months ended September 30, 2008 as compared to a net increase in cash of $219,978 for the nine months ended September 30, 2007. The ability of the Company to continue as a going concern is still dependent on its success in obtaining immediate additional financing.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

           Not applicable.

Item 4T. Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

          Changes in Internal Controls Over Financial Reporting. As a result of the Company reducing its workforce to a few key employees, management has determined that the Company’s internal controls over financial reporting as defined in Exchange Act Rules 13a-15f and 15d-15(f) may have been compromised for the fiscal quarter ending September 30, 2008. Management has identified the following deficiency: the Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. It is the Company’s intent to remedy these deficiencies as adequate working capital is raised and available to fund the segregation of duties.

          The Company does not believe that these control deficiencies have resulted in deficient financial reporting. The Certifying Officers are aware of their responsibilities under the SEC’s reporting requirements and personally certify that the financial statements fairly present the financial condition, results of operations and cash flows of the Company as of, and for, the periods covered herein.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Actiga, its subsidiaries and its properties are not a party to any legal proceedings.

Item 1A. Risk Factors

          Please refer to the Company’s 10-K of the year ended December 31, 2007 for a complete list of risk factors.

          We will need immediate substantial additional financing in the future to continue operations.

          Our ability to continue to operate at the reduced level that we are presently operating in and to expand our operations to their previous levels are dependent upon our ability to obtain immediate substantial external funding. We are exploring various financing alternatives. There can be no assurance that we will be able to secure such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we will most likely consider additional strategic financing options, including the sales of our assets, ceasing our operations and filing bankruptcy. If we file for bankruptcy our investors may lose all or some of their investment.

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

          Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect the Company.

          The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

          In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses and significant recovery time could be required to resume operations, the Company’s financial condition and operating results could be materially adversely affected in the event of a major earthquake.

          We may have to file for bankruptcy if we are unable to repay our debt obligations.

          If a holder of debt were in the near future to demand accelerated repayment due to default of all or a substantial portion of our outstanding indebtedness that exceeds the amount of our available liquid assets that could be disbursed without triggering further defaults under other outstanding indebtedness, we would not likely have the resources to pay such accelerated amounts, would be required to seek funds from re-financing or re-structuring transactions for which we have no current basis to believe we would be able to obtain on desired terms or at all, and would face the risk of a bankruptcy filing by us or our creditors. Any accelerated repayment demands that we are able to honor would reduce our available cash balances and likely have a material adverse impact on our operating and financial performance and ability to comply with remaining obligations. If we remain in default on our current indebtedness the restrictive covenants in our agreements could impair our ability to expand or pursue our business strategies or to obtain additional funding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On July 7, 2008 the Company raised $75,000 in a private placement agreement dated May 15, 2008 with an accredited investor. Each unit of the Company (the “Unit”) consists of 50,000 shares of common stock and 25,000 warrants exercisable for 25,000 shares of the Company’s common stock. Each warrant is immediately exercisable for a period of five years commencing on the closing of the placement of the Units. Subsequent to the end of the quarter, the Company consummated the closing of an aggregate of 3.67 Units of the Company. The offer and sale of securities was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506. Such offer and sale was made to an “accredited investors” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the investors regarding the Company or the securities offered.

          On August 12, 2008, Actiga consummated a closing of $1,500,000 Unsecured Promissory Note (the “Unsecured Note”) with a lender. Under the terms of the Unsecured Note, lender will receive the principal amount of $1,500,000 plus simple interest, in cash, at the rate of 25% per annum two years from the closing date of the Unsecured Note (the “Maturity Date”). The lender will also receive two additional benefits as part of the Unsecured Note: (i) a warrant to purchase one million, five-hundred thousand (1,500,000) shares of duly authorized, validly issued, fully paid and nonassessable common stock of the Company, at the exercise price of $1.75 per share and (ii) three percent (3%) of all net revenues received by Company pursuant to the licensing agreement, dated July 1, 2008, between CBS and the Company, during the term of this Unsecured Note.

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

Item 5. Other Information

          On October 3, 2008, the Company consummated a closing of four unsecured promissory notes (“Promissory Notes’) in the aggregate amount of $140,000. Under the terms of the promissory notes, the lender will receive the principal amount plus interest at the rate of 12% on the one year anniversary of the promissory note. In the event the Company defaults on the Promissory Notes, interest will continue to accrue until and including the date of repayment in full. The Promissory Notes may be prepaid in full at any time and in which case the Company will be subject to a prepayment premium which shall be the total interest due on the Promissory Notes on the one year anniversary.

          On October 17, 2008 the Company filed a Form 8-K with the SEC. As a result of the financing conditions reported, the Company is in default of a 12% Note with an Option to convert due on May 15, 2009 (the “Note”) between the Company and a lender in the amount of $50,000 that was subscribed for as part of our bridge offering reported in our Current Report on Form 8-K as filed with the SEC on April 18, 2008. Upon an event of default, the lender at its election may call for the repayment in cash of the full principal amount of the Note together with interest and other amounts owing under the Note. The Company received a waiver of the default condition from the investor on November 11, 2008.

          Since October 17, 2008 the Company has not met its payroll obligations to its employees. Total unpaid payroll including vacation on separation totals $160,114. The Company has scaled down its workforce to a few key employees, who have also agreed to accept stock compensation in the company in lieu of payroll. The Company has minimized its operations in order to conserve its working capital. The Company is currently seeking and reviewing financing and other strategic options to correct this situation. If the Company is unable to secure immediate substantial financing it most likely will sell its business, cease its operations or declare bankruptcy.

          As of November 2008 the Company is seeking to enter into an asset purchase agreement to dispose of certain QMotions assets and liabilities to a group of certain former employees of QMotions. The contemplated asset purchase agreement will transfer an aggregate amount of liabilities that exceeds the aggregate amount of assets. The terms of the asset purchase agreement have not been finalized and continue to be negotiated by management.

Item 6. Exhibits.

Number	Description

3.2	Amended and Restated Bylaws (*)

10.1	Amended and Restated 2008 Long Term Incentive Compensation Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

* Attached hereto.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIGA CORPORATION

November 19, 2008	By: /s/	Albert Cervantes

Date	Albert Cervantes
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 19, 2008	By: /s/	Amro Albanna

Date	Amro Albanna
Chief Executive Officer
(Principal Executive Officer)