Form 10-Q
period 2012-06-30
DEAL A DAY GROUP CORP.
filed 2012-10-02
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-52323

DEAL A DAY GROUP CORP.

 (Name of small business issuer in its charter)

Nevada	90-0731925
(State of incorporation)	(I.R.S. Employer Identification No.)

5150 E. Pacific Coast Highway, Suite 200

Long Beach, CA 90804

 (Address of principal executive offices)

(800) 349-6095

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

As of October 1, 2012 there were 49,218,805 shares of the registrant’s $0.001 par value common stock issued and outstanding.

DEAL A DAY GROUP CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Deal a Day Group Corp. the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “DEEL”, “we”, “us” and “our” are references to Deal a Day Group Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the period ended June 30, 2012

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(unaudited)
Assets

Current:
Cash and cash equivalents	$17,474	$22,394
Prepaids and other assets	-	100

Total current assets	17,474	22,494

Total Assets	$17,474	$22,494

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$204,592	$204,592
Notes payable	1,738,725	1,401,504

Total Liabilities	1,943,317	1,606,096

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and outstanding, 49,218,805 shares at June 30, 2012 and December 31, 2011

	49,219	49,219
Additional paid-in capital	5,203,500	5,203,500
Accumulated deficit	(7,178,562)	(6,836,321)

Total Stockholders’ Deficit	(1,925,843)	(1,583,602)

Total Liabilities and Stockholders’ Deficit	$17,474	$22,494

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011 and the

Period from January 1, 2009 (Inception of development stage) to June 30, 2012

	Three Months Ended June 30, 2012 (unaudited)	Three Months Ended June 30, 2011 (unaudited)	Six Months Ended June 30, 2012 (unaudited)	Six Months Ended June 30, 2011 (unaudited)	From January 1, 2009 (Inception of development stage) to June 30, 2012 (unaudited)
	$	$	$	$	$
Operating expense:
General and administrative	107,839	56,784	255,020	102,088	657,824

Operating loss	(107,839)	(56,784)	(255,020)	(102,088)	(657,824)

Non-operating expenses:
Interest expense	(41,497)	(44,006)	(87,221)	(86,902)	(923,432)

Loss from continuing operations	(149,336)	(100,790)	(342,241)	(188,990)	(1,581,256)

Loss from discontinued operations	-	-	-	(8,983)	(147,544)
Net loss	(149,336)	(100,790)	(342,241)	(197,973)	(1,728,800)

Less: net income attributable to non-controlling interests	-	-	-	(29,797)	(46,582)

Net loss attributable to common stockholders	(149,336)	(100,790)	(342,241)	(168,176)	(1,682,218)

Loss per share, basic and diluted, before discontinued
Operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss per share, basic and diluted, from discontinued
Operations	-	-	-	-
Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	49,218,805	71,577,399	49,218,805	71,577,399

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Consolidated Statement of Stockholders’ Deficit

As of June 30, 2012

	Common Stock
	Shares	Amount (unaudited)	Additional Paid-In Capital (unaudited)	Non-controlling Interest in Subsidiaries (unaudited)	Accumulated Deficit (unaudited)	Total
		$	$	$	$	$

Balance, December 31, 2010	71,577,399	71,577	10,285,962	223,310	(14,594,674)	(4,013,825)
Settlement of notes payable-related party	-	-	66,933	-	-	66,933
Conversion of notes payable	-	-	27,285	-	-	27,285
Sale of subsidiaries	-	-	(6,400,538)	(223,310)	8,118,955	1,495,107
1 for 2 stock split	(35,277,281)	(35,277)	35,277	-	-	-
Returned shares	(581,313)	(581)	581	-	-	-
Purchase of assets	1,500,000	1,500	-	-	-	1,500
Conversion of notes payable	12,000,000	12,000	1,188,000	-	-	1,200,000
Net Loss	-	-	-	-	(360,602)	(360,602)

Balance, December 31, 2011	49,218,805	49,219	5,203,500	-	(6,836,321)	(1,583,602)

Net Loss	-	-	-	-	(342,241)	(342,241)

Balance, June 30, 2012	49,218,805	49,219	5,203,500	-	(7,178,562)	(1,925,843)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

 (A Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012 (unaudited)	Six Months Ended June 30, 2011 (unaudited)	From January 1, 2009 (Inception of development stage) to June 30, 2012 (unaudited)

Cash Flows From Operating Activities
Net loss	$(342,241)	$(197,973)	$(1,728,800)
Loss from discontinued operations	-	(8,893)	(147,544)

Loss from continuing operations	(342,241)	(188,990)	(1,581,256)
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities:

Prepaid and other assets	100	(3,006)	(100)
Accounts payable	-	67,863	379
Accrued interest in notes payable	87,221	86,902	913,530
Net cash used in continuing operations	(254,920)	(37,231)	(667,447)
Net cash used in discontinued operations	-	(1,289)	(123,301)

Cash used in operating activities	(254,920)	(38,520)	(790,748)

Cash Flows From Investing Activities
Purchase of leasehold improvements	-	(73,000)	-

Cash used in investing activities	-	(73,000)	-

Cash Flows From Financing Activities Borrowings on note payable	250,000	-	505,828
Proceeds from private placement	-	80,000	302,894
Principal payments on notes payable	-	-	(500)

Cash provided by financing activities	250,000	80,000	808,222

Net increase (decrease) in cash and cash equivalents	(4,920)	(31,520)	17,474
Cash and cash equivalents, opening	22,394	36,157	-

Cash and cash equivalents, closing	$17,474	$4,637	$17,474

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash financing activities
Conversion of notes payable to equity	$-	$-	$2,250,174

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

June 30, 2012

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Deal a Day Group Corp. (“DADG” or “the Company”) is a corporation organized under the laws of the State of Nevada.

DADG changed its business direction in the wake of the massive growth and evolution of the multi-billion dollar daily deal market space.  We have redirected our company with the vision of creating balance between merchants and their customers and to create platforms that will help merchants grow their businesses through cost effective promotional resources. Our business units will focus on the Daily Deals/Group buying arena, print media, and software and applications development.

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of June 30, 2012, 49,218,805 shares of common stock are outstanding.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated balance sheets and related consolidated statements of operations and cash flows contained in this report include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such consolidated financial statements have been included. These entries consisted only of normal recurring items.

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

Interim Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements follow the same accounting policies and methods of their application as in our December 31, 2011 audited annual consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with our December 31, 2011 annual consolidated financial statements.

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

June 30, 2012

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Discontinued operations

The Company’s former operations were discontinued in 2008 and were accounted for as discontinued operations.  On October 21, 2011, the discontinued operations of QMotions, Inc. and Aptus Games Inc. were sold in a share purchase agreement to an individual.  The Company retains ownership of the discontinued subsidiary Diagnostic Nano Applications Corp.

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 (ASC 605-10) which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Four basic criteria must be met before we recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

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

Going concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through June 30, 2012, the Company has not generated significant operating or net profits.  As of June 30, 2012, the accumulated deficit is $7,178,562 and the working capital deficiency is $1,925,843.

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

June 30, 2012

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. No allowance for doubtful accounts was required at June 30, 2012 or December 31, 2011.

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

June 30, 2012

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recently issued accounting standards

There are no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.

SALE OF DISCONTINUED OPERATIONS

On October 21, 2011, the Company entered into Share Purchase Agreements with an individual for the sale of 100.0% of the outstanding shares of QMotions Inc. and for the sale of 100.0% of the outstanding shares of Aptus Games Inc., discontinued subsidiaries of the Company.  Total consideration for the sale is $1.00 each.

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

June 30, 2012

4.

NOTES PAYABLE

On November 4, 2011, the Company entered into a Settlement Agreement and General Mutual Release under which Alma Bailante Real Estate Inc. (a secured creditor) has agreed to release and forever discharge $1,200,000 of debt in exchange for 4,666,929 shares of common stock of DADG beneficially owned by Albanna and 12,000,000 shares of common stock of DADG (new shares) and enter into a new Promissory Note evidencing the remaining $945,962 of debt owned by Alma. In exchange, Alma agreed to release any and all security interest held by Alma in relation to the debt; specifically Alma released and discharged the collateralized interest Alma had, in and to, the remaining shares of DADG held by the Albanna Trust.

On November 4, 2011, the Company executed an Asset Acquisition Agreement with Rich Media Corp. (RMC”) of Seoul, Korea. RMC owns various online marketing and media websites, including social media accounts operating in the online group buying and marketing sector. Total consideration to RMC shall be an amount equal to $250,000 and 1,500,000 restricted shares of DADG.

Description	June 30, 2012	December 31, 2011
Note Payable including interest of $33,138 at 10%, past due	$93,138	$88,703
Note Payable including interest of $36,825 at 10%, past due	178,457	169,959
Note Payable including interest of $857,032 at 10%, due November 3, 2013	1,009,087	961,035
Note Payable including interest of $26,196 at 8%, due October 1, 2012	426,236	150,000
Bridge Loans, no interest, no due date	31,807	31,807
	$1,738,725	$1,401,504

Principal maturities are as follows for the five years ending:

Due Date	Amount

December 31, 2012	$697,831
December 31, 2013	$1,009,087
December 31, 2014	$-
December 31, 2015	$-
December 31, 2016	$-
Indefinite	$31,807

Total	$1,738,725

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

June 30, 2012

5.

NON-CONTROLLING INTEREST IN SUBSIDIARIES

The Company owns 4,500 shares of common stock of the 5,357 shares outstanding in Diagnostic Nano Applications Corporation (“DNA”) for a 78.4% share.  DNA is a discontinued operation.

On November 4, 2011, the Company executed an Asset Acquisition Agreement exchanging its remaining 30.01% interest in OLFactor Laboratories, Inc. and 50.0% interest in Nano Engineered Applications, Inc. for 10,000,000 shares of Innovation Economy Corp. (“IEC”), an affiliated Company.  Currently, the shares of Innovation Economy Corp. are not tradable.

In a Restricted Stock Purchase Right Agreement dated November 4, 2011, DADG has the right on a quarterly basis over the next year to purchase shares that would allow it to maintain a 10% ownership interest in IEC.  The 10 million shares the Company owns represents a 12.24% ownership interest IEC.

6.

RELATED PARTY

On June 15, 2011, the Company through a “Conversion and Release Agreement” with IEC exchanged 338 shares of OL Factor Laboratories, Inc in settlement of $31,067 of notes payable due to IEC.  In separate agreements between DADG and our Chairman and the Innovation Economy Initiative, the Company assigned 1,662 shares of OLI and 2,000 shares of Nano Engineered Applications (“NEA”) to IEC for settlement of $253,957 of notes payable.

7.

SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2012 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any additional material subsequent events to disclose.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Comparison of the three and six month periods ended June 30, 2012 and the three and six month periods ended June 30, 2011

The Company is a development stage company with no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 consisted primarily of general and administrative expenses.

General and administrative expenses for the six months ended June 30, 2012 were $255,020 compared to the six months ended June 30, 2011 which were $102,088.  The increase of $152,932 is a result of the Company launching operations in 2012.

Interest expense for the six months ended June 30, 2012 totaled $87,221 and compared to $86,902 for the six months ended June 30, 2011.   The interest expense is consistent over the two periods.

General and administrative expenses for the three months ended June 30, 2012 were $107,839 compared to the three months ended June 30, 2011 which were $56,784.  The increase of $51,055 is a result of the Company launching operations in 2012.

Interest expense for the three months ended June 30, 2012 totaled $41,497 and compared to $44,006 for the three months ended June 30, 2011.   The interest expense is consistent over the two periods.

Discontinued operations

The Company’s former operations were discontinued in October 2008 and have been accounted for as discontinued operations.  The results of operations have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

Discontinued operations generated a loss of $8,983 for the six months ended June 30, 2011; there were no discontinued operations in 2012.

Non-controlling interest in subsidiaries

The share of allocated expenses related to the subsidiaries non-controlling interest for the three and six months ended June 30, 2012 is $-0- and $-0- and a loss of $-0- and $29,797 for the three and six months ended June 30, 2011.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three and six months ended June 30, 2012 of $149,336 and $342,241 compared to a loss of $100,790 and $168,176 for the three and six months ended June 30, 2011.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2012 was $254,920 as compared to $38,520 for the six months ended June 30, 2011. The increase is primarily due to the net loss of $342,241 in 2012 and an increase in accrued expenses of $87,221.

Investing Activities: No cash was used in investing activities for either of the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company paid $73,000 in leasehold improvements.

Financing Activities: Net cash received from financing activities for the six months ended June 30, 2012 came primarily from proceeds from loans of $250,000.  During the six months ended June 30, 2011, the Company raised $80,000 through the issuance of shares.

As a result of the above activities, the Company had cash and cash equivalents of $17,474 as of June 30, 2012 as compared to $22,394 at December 31, 2011. The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

Quarterly Developments

On April 19, 2012, Mr. Loren Kaiser (“Mr. Kaiser”) resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and a Director of the Company and appointed Mr. Richard Pak (“Mr. Pak”) to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director, and Ms. Katrina Van Duzee (“Ms. Van Duzee”) to serve as the Company’s Secretary. Mr. Pak and Ms. Van Duzee accepted such appointments. On May 11, 2012, Mr. Amro Albanna (“Mr. Albanna”) resigned from his position as a Director of the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On April 1, 2010, the Company entered into a Stipulation for Entry of Judgment (“Settlement Agreement”) pursuant to which Aptus Games, Inc., (a former subsidiary of the Company) agreed to pay the sum of $12,000 in installments commencing March 2010 and ending July 2010. Payments were scheduled to be $600 for the first four months of the Settlement Agreement and a final payment in the amount of $9,600 in July 2010. As of September 30, 2011, the Company has not been able to make the final payment. The remaining balance to date is $4,100. Under this Settlement Agreement, the Company also agreed to deliver 75,000 restricted shares of its common stock of to certain affiliates of the plaintiff. The original demand was for $24,999.

On June 7, 2011 VFX Direct LLC, filed a complaint against Aptus Games, Inc. in Superior Court of the State of California, County of Riverside alleging vendor amounts due. The claim is for $88,000 with interest at 10% per annum from September 28, 2008, attorney fees, cost of litigation and general and equitable relief as the court deems just and proper. The Company has answered the claim and awaiting further court activity. The Company’s vendor account balance is $60,300.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.03	Bylaws	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAL A DAY GROUP CORP.

Dated: October 2, 2012	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director

Dated: October 2, 2012	/s/ Katrina Van Duzee
By: Katrina Van Duzee
Its: Secretary