Form 10-Q/A
period 2012-06-30
DEAL A DAY GROUP CORP.
filed 2012-10-15
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Deal a Day Group Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on October 2, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.03	Bylaws	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

DEAL A DAY GROUP CORP.

Dated: October 15, 2012	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director

Dated: October 15, 2012	/s/ Katrina Van Duzee
By: Katrina Van Duzee
Its: Secretary

3