Form 10-Q
period 2012-09-30
DEAL A DAY GROUP CORP.
filed 2013-02-19
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-Q

_______________

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes          .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X .  No

As of February 14, 2013, there were 49,218,805 shares of the registrant’s $0.001 par value common stock issued and outstanding.

DEAL A DAY GROUP CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Deal a Day Group Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “DEEL”, “we”, “us” and “our” are references to Deal a Day Group Corp.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

For the period ended September 30, 2012

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2012	2011

Assets

Current:
Cash and cash equivalents	$4,500	$22,394
Prepaid expenses and other assets	3,500	100

Total current assets	8,000	22,494

Total Assets	$8,000	$22,494

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$194,688	$204,592
Accrued interest	818,732	718,065
Current maturities of notes payable	641,632	351,632
Total Current Liabilities	1,655,052	1,274,289

Non-Current:
Note payable, less current maturities	331,847	331,807

Total Liabilities	1,986,899	1,606,096

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and outstanding, 49,218,805 shares at September 30, 2012 and December 31, 2011

	49,219	49,219
Additional paid-in capital	7,182,442	6,995,674
Accumulated deficit	(9,210,560)	(8,628,495)

Total Stockholders’ Deficit	(1,978,899)	(1,583,602)

Total Liabilities and Stockholders’ Deficit	$8,000	$22,494

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011 and the

Period from January 1, 2009 (Inception of development stage) to September 30, 2012

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From January 1, 2009 (Inception of development stage) to September 30, 2012

Operating expense:
General and administrative	$48,681	$86,298	$303,701	$188,386	$706,505
Stock based compensation	47,162	77,350	186,768	232,050	1,978,942

Operating loss	(95,843)	(163,648)	(490,469)	(420,436)	(2,685,447)

Non-operating expenses:
Interest expense	(4,375)	(42,896)	(91,596)	(129,798)	(927,807)

Loss from continuing operations	(100,218)	(206,544)	(582,065)	(550,234)	(3,613,254)

Loss from discontinued operations	-	-	-	(8,983)	(147,544)
Net loss	(100,218)	(206,544)	(582,065)	(559,217)	(3,760,798)

Less: net income attributable to non-controlling interests	-	(46,264)	-	(76,061)	(46,582)

Net loss attributable to common stockholders	$(100,218)	$(160,280)	$(582,065)	$(483,156)	$(3,714,216)

Loss per share, basic and diluted, before discontinued
Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share, basic and diluted, from discontinued
Operations	-	-	-	-
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	49,218,805	71,577,399	49,218,805	71,577,399

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

 (A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From January 1, 2009 (Inception of development stage) to September 30, 2012
Cash Flows From Operating Activities
Net loss	$(582,065)	$(559,217)	$(3,761,101)
Loss from discontinued operations	-	8,983	147,544
Loss from continuing operations	(582,065)	(550,234)	(3,613,557)
Non cash item:
Stock based compensation	186,768	232,050	1,978,942
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities:

Prepaid and other assets	(3,500)	(13,015)	(3,600)
Accounts payable	(9,904)	223,306	(9,525)
Accrued interest in notes payable	100,807	129,798	927,016
Net cash used in continuing operations	(307,894)	21,905	(720,724)
Net cash used in discontinued operations	-	(1,539)	(123,301)

Cash used in operating activities	(307,894)	20,366	(844,025)

Cash Flows From Investing Activities
Purchase of leasehold improvements	-	(108,671)	-

Cash used in investing activities	-	(108,671)	-

Cash Flows From Financing Activities
Borrowings on note payable	290,000	-	546,131
Proceeds from private placement	-	80,000	302,894
Principal payments on notes payable	-	-	(500)

Cash provided by financing activities	290,000	80,000	848,525

Net increase (decrease) in cash and cash equivalents	(17,894)	(8,305)	4,500
Cash and cash equivalents, opening	22,394	36,157	-

Cash and cash equivalents, closing	$4,500	$27,852	$4,500

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash financing activities
Conversion of notes payable to equity	$-	$-	$2,250,174

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

September 30, 2012

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

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of September 30, 2012, 49,218,805 shares of common stock are outstanding.

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

September 30, 2012

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Going concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through September 30, 2012, the Company has not generated significant operating or net profits.  As of September 30, 2012, the accumulated deficit is $9,210,560 and the working capital deficiency is $1,978,899.

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

September 30, 2012

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. No allowance for doubtful accounts was required at September 30, 2012 or December 31, 2011.

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

3.

SALE OF DISCONTINUED OPERATIONS

On October 21, 2011, the Company entered into Share Purchase Agreements with an individual for the sale of 100.0% of the outstanding shares of QMotions Inc. and for the sale of 100.0% of the outstanding shares of Aptus Games Inc., discontinued subsidiaries of the Company.  Total consideration for the sale is $1.00 each.  At December 31, 2011, the Company recorded a $3,805,807 loss on sale.

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

September 30, 2012

4.

NOTES PAYABLE (continued)

On November 4, 2011, the Company executed an Asset Acquisition Agreement with Rich Media Corp. (RMC”) of Seoul, Korea.  RMC owns various online marketing and media websites, including social media accounts operating in the online group buying and marketing sector. Total consideration to RMC shall be an amount equal to $400,000 and restricted stock purchase rights to 1,500,000 shares of DADG for a price of $0.10 per share.

Description	September 30, 2012	December 31, 2011
Note Payable at 10%, past due	$60,000	$60,000
Note Payable at 10%, past due	141,632	141,632
Note Payable at 10%, due November 3, 2013	300,000	300,000
Note Payable at 8%, due October 1, 2012	440,000	150,000
Bridge Loans, no interest, no due date	31,847	31,807
	973,479	683,439
Less: current maturities	(641,632)	(351,632)

Long term debt	$331,847	$331,807

The 5 year repayment terms of the loan are as follows:

Due Date	Amount
December 31, 2012	$641,632
December 31, 2013	300,000
December 31, 2014	-
December 31, 2015	-
December 31, 2016	-
Indefinite	31,847
Total	$973,479

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

September 30, 2012

6.

RELATED PARTY

Amro Albanna, former Chairman and CEO of the Company and currently a Director, is Chairman and CEO of Innovation Economy Corporation, a Delaware corporation and of Innovation Economy Initiative, a California corporation.

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

7.

SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2012 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any additional material subsequent events to disclose.

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

RESULTS OF OPERATIONS

Comparison of the three and six month periods ended September 30, 2012 and the three and six month periods ended September 30, 2011

The Company is a development stage company with no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 consisted primarily of general and administrative expenses.

General and administrative expenses for the nine months ended September 30, 2012 were $303,701 compared to the nine months ended September 30, 2011 which were $188,386.  The increase of $115,315 is a result of the Company launching operations in 2012.

Stock based compensation expense for the nine months ended September 30, 2012 was $186,768 compared to $232,050 for the nine months ended September 30, 2011.  The decrease of $45,282 is a result of options fully vesting during the comparative period.

Interest expense for the nine months ended September 30, 2012 totaled $91,596 and compared to $129,798 for the nine months ended September 30, 2011.   The interest expense is consistent over the two periods.

General and administrative expenses for the three months ended September 30, 2012 were $48,681 compared to the three months ended September 30, 2011 which were $86,298.  The decrease of $37,617 is a result of the Company reducing expenditures during the third quarter of fiscal 2012.

Stock based compensation expenses for the three months ended September 30, 2012 was $47,162 compared to $77,350 for the three months ended September 30, 2011.  The decrease of $30,188 is a result of options fully vesting during the comparative period.

Interest expense for the three months ended September 30, 2012 totaled $4,375 and compared to $42,896 for the three months ended September 30, 2011.

Discontinued operations

The Company’s former operations were discontinued in October 2008 and have been accounted for as discontinued operations.  The results of operations have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.

Discontinued operations generated a loss of $8,983 for the nine months ended September 30, 2011; there were no discontinued operations in 2012.

Non-controlling interest in subsidiaries

The share of allocated expenses related to the subsidiaries non-controlling interest for the three and nine months ended September 30, 2012 is $-0- and $-0- and a loss of $46,264 and $76,061 for the three and nine months ended September 30, 2011.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2012 of $100,218 and $582,065 compared to a loss of $160,280 and $483,156 for the three and nine months ended September 30, 2011.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2012 was $307,894 as compared to $20,366 provided by operating activities for the nine months ended September 30, 2011. The increase in cash used is primarily due to reductions in accounts payable.

Investing Activities: No cash was used in investing activities for the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company paid $108,671 in leasehold improvements.

Financing Activities: Net cash received from financing activities for the nine months ended September 30, 2012 came primarily from proceeds from loans of $290,000.  During the nine months ended September 30, 2011, the Company raised $80,000 through the issuance of shares.

As a result of the above activities, the Company had cash and cash equivalents of $4,500 as of September 30, 2012 as compared to $27,852 at September 30, 2011. The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
3.01a	Articles of Merger	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.01b	Certificate of Amendment	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.01c	Certificate of Amendment	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.02	Bylaws	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
3.02a	Amended and Restated Bylaws	Filed with the SEC on November 19, 2008 as part of our Quarterly Report on Form 10-Q.
10.01	Asset Acquisition Agreement with Rich Media Corp.	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
14.01	Code of Business Conduct and Ethics	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
21.01	List of Subsidiaries	Filed with the SEC on April 1, 2008 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAL A DAY GROUP CORP.

Dated: February 19, 2013	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director

Dated: February 19, 2013	/s/ Katrina Van Duzee
By: Katrina Van Duzee
Its: Secretary