Form 10-Q/A
period 2012-06-30
DEAL A DAY GROUP CORP.
filed 2013-02-21
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-Q/A

Amendment No. 2

________________

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

As of October 1, 2012, there were 49,218,805 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of Deal a Day Group Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on October 2, 2012 and amended on October 15, 2012 (collectively, the “Form 10-Q”), is to provide restated consolidated financial statements and related notes from the Form 10-Q.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

(A Development Stage Company)

Restated Financial Statements

(Expressed in US dollars)

For the period ended June 30, 2012

Restated Consolidated Balance Sheets (unaudited)

5

Restated Consolidated Statements of Operations (unaudited)

6

Restated Consolidated Statements of Cash Flows (unaudited)

7

Notes to the Consolidated Financial Statements (unaudited)

8

Deal a Day Group Corp.

(A Development Stage Company)

Restated Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(unaudited)
Assets

Current:
Cash and cash equivalents	$17,474	$22,394
Prepaids and other assets	-	100

Total current assets	17,474	22,494

Total Assets	$17,474	$22,494

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$204,592	$204,592
Accrued interest	830,246	718,065
Current maturities of notes payable	576,632	351,632
	1,611,470	1,274,289
Non-current:
Notes payable, less current portion	331,847	331,807

Total Liabilities	1,943,317	1,606,096

Stockholders` Deficit
Common stock (par value $0.001) – Authorized, 1,800,000,000 common shares; issued and outstanding, 49,218,805 shares at June 30, 2012 and December 31, 2011	49,219	49,219
Additional paid-in capital	7,135,280	6,995,674
Accumulated deficit	(9,110,342)	(8,628,495)

Total Stockholders’ Deficit	(1,925,843)	(1,583,602)

Total Liabilities and Stockholders’ Deficit	$17,474	$22,494

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Restated Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011 and the

Period from January 1, 2009 (Inception of development stage) to June 30, 2012

	Three Months Ended June 30, 2012 (unaudited)	Three Months Ended June 30, 2011 (unaudited)	Six Months Ended June 30, 2012 (unaudited)	Six Months Ended June 30, 2011 (unaudited)	From January 1, 2009 (Inception of development stage) to June 30, 2012 (unaudited)

Operating expense:
General and administrative	$107,839	$56,784	$255,020	$102,088	$657,824
Stock based compensation	62,256	77,350	139,606	154,700	1,931,780

Operating loss	(170,095)	(134,134)	(394,626)	(256,788)	(2,589,604)

Non-operating expenses:
Interest expense	(41,497)	(44,006)	(87,221)	(86,902)	(923,432)

Loss from continuing operations	(211,592)	(178,140)	(481,847)	(343,690)	(3,513,036)

Loss from discontinued operations	-	-	-	(8,983)	(147,544)
Net loss	(211,592)	(178,140)	(481,847)	(352,673)	(3,660,058)

Less: net income attributable to non-controlling interests	-	-	-	(29,797)	(46,582)

Net loss attributable to common stockholders	$(211,592)	$(178,140)	$(481,847)	$(322,876)	$(3,613,998)

Loss per share, basic and diluted, before discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share, basic and diluted, from discontinued Operations	-	-	-	-
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	49,218,805	71,577,399	49,218,805	71,577,399

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

 (A Development Stage Company)

Restated Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012 (unaudited)	Six Months Ended June 30, 2011 (unaudited)	From January 1, 2009 (Inception of development stage) to June 30, 2012 (unaudited)

Cash Flows From Operating Activities
Net loss	$(481,847)	$(352,673)	$(3,660,508)
Loss from discontinued operations	-	8,893	147,544

Loss from continuing operations	(481,847)	(343,690)	(3,513,036)
Adjustment for non cash item:
Stock based compensation	139,606	154,700	1,931,780

Adjustments to reconcile loss from continuing operations to cash flows used in operating activities:

Prepaid and other assets	100	(3,006)	-
Accounts payable	-	67,863	379
Accrued interest in notes payable	87,221	86,902	913,430
Net cash used in continuing operations	(254,920)	(37,231)	(667,750)
Net cash used in discontinued operations	-	(1,289)	(123,301)

Cash used in operating activities	(254,920)	(38,520)	(791,051)

Cash Flows From Investing Activities
Purchase of leasehold improvements	-	(73,000)	-

Cash used in investing activities	-	(73,000)	-

Cash Flows From Financing Activities Borrowings on note payable	250,000	-	506,131
Proceeds from private placement	-	80,000	302,894
Principal payments on notes payable	-	-	(500)

Cash provided by financing activities	250,000	80,000	808,525

Net increase (decrease) in cash and cash equivalents	(4,920)	(31,520)	17,474
Cash and cash equivalents, opening	22,394	36,157	-

Cash and cash equivalents, closing	$17,474	$4,637	$17,474

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash financing activities
Conversion of notes payable to equity	$-	$-	$2,250,174

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

Going concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through June 30, 2012, the Company has not generated significant operating or net profits.  As of June 30, 2012, the accumulated deficit is $9,110,342 and the working capital deficiency is $1,593,996.

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

Description	June 30, 2012	December 31, 2011
Note Payable at 10%, past due	$60,000	$60,000
Note Payable at 10%, past due	141,632	141,632
Note Payable at 10%, due November 3, 2013	300,000	300,000
Note Payable at 8%, due October 1, 2012	375,000	150,000
Bridge Loans, no interest, no due date	31,847	31,807
	908,479	683,439
Less: current maturities of notes payable	(576,632)	(351,632)
Notes payable, less current portion	$331,847	$331,807

The 5 year repayment terms of the loan are as follows:

Due Date	Amount
December 31, 2012	$576,632
December 31, 2013	$300,000
December 31, 2014	$-
December 31, 2015	$-
December 31, 2016	$-
Indefinite	$31,847
Total	$908,479

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

8.

RESTATEMENTS

The Company has restated its financial statements for the six months ended June 30, 2012 to reflect the following adjustments:

	June 30, 2012
	As Originally Reported	Adjustments	As Restated
	$	$	$
Balance Sheet
Accrued interest	-	830,246	830,246
Current maturities of notes payable	1,738,725	(1,162,093)	576,632
Notes payable, non-current	-	331,847	331,847

Additional Paid in Capital	5,203,500	1,931,780	7,135,280
Accumulated deficit	(7,178,562)	(1,931,780)	(9,110,342)

	For The Three Months Ended June 30, 2012
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Stock based compensation	-	62,656	62,656
Net Loss	(149,336)	(62,656)	(211,592)

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

June 30, 2012

8.

RESTATEMENTS (continued)

	For The Six Months Ended June 30, 2012
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Stock based compensation	-	139,606	139,606
Net Loss	(342,241)	(139,606)	(481,847)

Statement of Cash Flows

Net loss	(342,241)	(139,606)	(481,847)
Adjustment of non-cash item
Stock based compensation	-	139,606	139,606

	Cumulative From Inception (January 1, 2009) to June 30, 2012
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Stock based compensation	-	1,931,780	1,931,780
Net Loss	(1,682,998)	(1,931,780)	(3,613,998)

(i)

Stock Options Granted

In connection with the options granted to employees and consultants, the Company has recorded an expense for the fair value of the stock options granted valued using the Black Scholes Option Pricing Model.  This has affected the previously reported balances for Additional Paid in Capital and Stock Based Compensation Expense.  In addition, the Statement of Cash Flows has been restated to reflect the revised Net Loss figure and to include a non-cash adjustment for Stock Based Compensation.

(ii)

Other

The net loss per share has not changed due to the restatement.

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

Stock based compensation for the six months ended June 30, 2012 was $139,606 compared to $154,700 for the six months ended June 30, 2011.  The decrease of $15,094 was a result of options fully vesting and not being included in the most recent period.

Interest expense for the six months ended June 30, 2012 totaled $87,221 compared to $86,902 for the six months ended June 30, 2011.   The interest expense is consistent over the two periods.

General and administrative expenses for the three months ended June 30, 2012 were $107,839 compared to the three months ended June 30, 2011 which were $56,784.  The increase of $51,055 is a result of the Company launching operations in 2012.

Stock based compensation for the three months ended June 30, 2012 was $62,256 compared to $77,350 for the three months ended June 30, 2011.  The decrease of $15,094 was a result of options fully vesting and not being included in the most recent period.

Interest expense for the three months ended June 30, 2012 totaled $41,497 compared to $44,006 for the three months ended June 30, 2011.   The interest expense is consistent over the two periods.

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

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three and six months ended June 30, 2012 of $211,592 and $481,847 compared to a loss of $178,140 and $322,876 for the three and six months ended June 30, 2011.

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

Investing Activities: No cash was used in investing activities for the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company paid $73,000 in leasehold improvements.

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

DEAL A DAY GROUP CORP.

Dated: February 21, 2013	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director

Dated: February 21, 2013	/s/ Katrina Van Duzee
By: Katrina Van Duzee
Its: Secretary