Form 10-K
period 2012-12-31
DEAL A DAY GROUP CORP.
filed 2013-04-26
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

DEAL A DAY GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-52323	90-0731925
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

5150 E. Pacific Coast Highway, Suite 200 Long Beach, CA 90804 (Address of principal executive offices)

(800) 349-6095
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,584,814 based upon the price ($0.035) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded on the OTC Markets Group U.S., under the symbol “DEEL.”

As of April 8, 2013, there were 50,280,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “DEEL”, “we”, “us” and “our” are references to Deal a Day Group Corp.   All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Corporate History

Deal a Day Group Corp. (“DEEL” or “the Company”) was incorporated in the state of Nevada on April 27, 2005 under the name Puppy Zone Enterprises, Inc.  On December 20, 2007, we entered into an Agreement and Plan of Merger with Actiga Corporation whereby Puppy Zone Enterprises, Inc. merged into Actiga Corporation, and we filed Articles of Merger to effectuate the merger and name change.  On January 14, 2008, we effectuated the merger (the “Merger”) of our subsidiary with and into QMotions, Inc., (“QMotions”) with QMotions becoming the surviving wholly-owned subsidiary of the Company.

 Until October 23, 2008, we, through two of our then wholly-owned subsidiaries, QMotions and Aptus Games Inc., (“Aptus”) operated our business as a developer, manufacturer and distributor, marketer and seller of motion-based controllers for on-line video games and developer of three-dimensional gaming software.  On August 20, 2009, we changed our name to Avisio, Inc., to reflect the new business model of the Company, which was to acquire and commercialize underutilized but potentially high value assets into profitable companies.

Thereafter and due to the growth and evolution of the daily deal industry, we decided to change our business model. On September 1, 2011 we changed our name to Deal a Day Group Corp. to reflect our new business direction in the internet sales and marketing industry.  Accordingly, on November 4, 2011, we entered into an Asset Acquisition Agreement (the “Asset Acquisition Agreement”) with Rich Media Corp. (“RMC”) whereby the Company acquired certain assets directly related to various online marketing and media websites, and social media accounts operating in the internet sales and marketing industries (collectively “the Acquired Assets”).  In exchange for the Acquired Assets, RMC received an aggregate payment of two hundred fifty thousand US dollars ($250,000) and one million five hundred thousand (1,500,000) restricted shares of the Company’s common stock.

 From our headquarters in Long Beach, California, we plan to become an internet-based social media company focused on marketing coupons to local merchants.  The Company’s goal is to set itself apart from the larger competitors by developing long term relationships with its merchants.  We will offer value-added products, services and support to help retain the customers brought in by the deals we will offer, with a constant focus on offering such deals to a local consumer base.  We have found that these are the most sought after criteria to attracting merchant participation.

Since the adoption of our new business venture as the central focus of the Company, we have concentrated our efforts on building a core operations team and requisite software platforms.  As part of these efforts, we secured the domain name, www.ridethedeal.com, and we have been developing our website. The majority of our time since the fourth quarter of 2012 has been spent on capital fund raising efforts, market research and analysis, continuing software development, and direct contact and feedback with local merchants and people within the target community. We believe our success will come from the strategic marketing of our product and service offerings and the development of strong relationships with our merchants for continuous repeat-business.  We intend to launch in other communities in the United States with the eventual goal of expanding internationally.

Business Model

The initial component of our revenue model is the sale of merchants’ daily deal offerings. We have developed the website and supporting backend software enabling an efficient and streamlined process for: (i) posting a daily deal; (ii) monitoring, tracking, and statistical record keeping of the deal coupon purchase; and, (iii) detailed transactional accounting among the consumer, the merchant and the Company.

Additionally, we intend to offer merchant advertising whereby merchants will be offered participation in our purchased advertising, email, and social media campaigns, banner advertising on our website, and special events.  We believe this low-cost but high-margin model has the potential to gain momentum if we are able to generate greater name recognition and as our user and follower base grows.

Affiliate Marketing will also be an added revenue stream providing high margins and minimal costs to the Company.  Affiliate programs are offered by companies or individuals that want to market a product or service but do not necessarily want to incur additional advertising expenditures.  Banner advertising will be displayed on the Company’s website driving merchant traffic to the affiliate business website.  The entity or individual would pay the Company commissions on transactions facilitated between customers and affiliate suppliers.  There are no overhead costs to the Company and our in-house personnel can manage the entire process of the Affiliate Marketing procedures for the website.

Products and Services

Our website will be the basis of our first venture into the social media/online coupons industry. This site will feature a daily “Deal of the Day” and it will be the center point for future Merchant Advertising and Affiliate Marketing.  Our website will only be a portal for coupons, and we will not be involved in any direct sales of products or services through our website.  Our initial revenue stream will come from selling coupons for the daily deals.  Each sale will be split between the Company and the merchant offering the deal.

Through our “Ride The Deal” brand, the Company will develop its business model and offer its deals in tier 2 markets, which consist of the communities outside of the major metropolitan areas with populations of less than 500,000.  We believe that these areas may tend to have a much stronger sense of community since supporting the local community is an important factor in both consumers’ choices as well as the desire for merchants to participate in these promotions.  Thus our brand statement: “Shop Local. Save Local. Support Local.” will be a theme throughout our Company.

Our sales team will work with each merchant to create customized deals for each individual merchant.  We have also created standardized deal templates for the main categories of merchants such as restaurants, bars, and spas for quick demonstrations, sales and postings for potential merchant clients. We are continuing to develop templates for different categories of deals, and we are working on providing a greater selection of options for the sales team to offer merchants.  These standardized templates are efficient for the merchants and they also reduce the time and costs for the Company.

Plan of Operations

Phase 1 – Company Structure, Software and Technology

The “Ride the Deal” assets were acquired shortly thereafter as part of the Asset Acquisition Agreement and we began implementing our new business plan in November 2011. Since then, we have established a central headquarters in Long Beach, California as the basis of our initial operations, and as our operations will be mostly virtual, new satellite cities can be operated and managed remotely once we expand our operations into other cities.  With the exception of local sales and writing staff, we anticipate incurring minimal infrastructure costs as part of expanding our deal offerings to additional cities.

We believe a stable and feature-rich software platform is the foundation on which the electronic coupon industry is based.  Accordingly, and after careful consideration and analysis, we determined that the creation and development of our own proprietary software platform would ultimately provide the greatest value to the Company and to our potential and existing clients. Our sales cycle relies will rely almost exclusively on this platform; therefore, we focused our initial research on various third-party offerings for such software platform. The proprietary software platform required a larger initial investment of time and resources, but we believe the numerous benefits it offers far outweigh its costs.  Additionally, ownership and control of our own software platform has created an asset which can be monetized via several channels:

1.

Scalability built into the design means expanding to additional cities does not require further investment or licensing fees paid to third parties;

2.

We can adapt readily to technology requirements as the electronic coupon industry continues to evolve;

3.

Our products and services are highly customizable; therefore, changes can be implemented immediately using our in house technical experts;

4.

Alternative revenue sources can be established by offering a customized suite of software packages to other, non-competitive operations; and,

5.

Further revenue sources can be exploited as proprietary applications and features are developed, utilized and tested within our own operations.  Those that have high monetizable value can be re-packaged and offered to third parties

Version 1.0 of our software platform and website underwent beta testing in December 2011.  Other milestones we completed during the 4th quarter of 2012 include the hiring of a sales team, development of the Company’s marketing plan, and the onset of an email database development.  Version 2.0 of our software was completed in the 4th quarter of 2012.

Phase 2 – Operations, Marketing & Sales

Phase 2 of our business plan began at the start of 2012 with the completion of the Company’s website.  Our website, www.ridethedeal.com has not gone live as the Company has processed certain test transactions to date to ensure the website’s viability.  Marketing is a two-fold aspect of our business since we will market our services to both merchants and subscribers.  Although the primary goal of our marketing activities will be to create a local subscriber base through the procurement of emails, there are positive spill-over effects that aid in procuring participating merchants and ultimately creating more daily deals.  We believe that the simple and most important analysis is that higher number of emails equals higher revenues.  A large subscriber base also attracts merchants to participate as the daily deals will be viewed by a large number of individuals.  Therefore, even if the daily deal is not purchased, the simple act of viewing the daily deal provides exposure and advertising.  These effects allow us to devote most of our marketing budget and resources to the task of collecting opt-in emails.

The Company will utilize local outside sales staff that prospect for and engage with local merchants.  Our research has shown that merchant participation and closing rates with face to face presentations are far higher than solicitations via telephone, email and other forms of communication.  A sales associate will be given an Apple iPad which is pre-loaded with the Company’s own proprietary software tools and applications, including:

•

Ride The Deal presentation;

•

Various deal templates;

•

Deal and revenue calculator;

•

Post-deal promotions and marketing tools; and,

•

Electronic contracts (with signing function)

Sales associates will be able to create, submit and close a deal immediately upon the approval of the participating merchant with the specific conditions of a sale to require final approval from Company management.  The iPad applications allow for a paperless contract with a signing function; however a printed copy of the deal will be provided for merchant records.  New deals will be submitted to the deal queue within the Company’s software platform and uploaded according to a schedule, which is designed to offer a strategic mix of daily/featured deals along with continuing deals which will be presented in the side bar of the “deals page” until the offering of that specific deal has expired.  Daily deals will be offered through our website and sent via email blast to our subscriber base and social media channels.  Revenues are generated from the purchasing of the deals and reconciled daily through our transaction engine which is integrated with our accounting systems.

Revenues from sales of the daily deals will be divided between the merchant and our Company.  This model was first introduced by Groupon, Inc. where the merchant and the daily deal operator would split the proceeds from the deal 50/50.

For example:

1.

A deal would be offered at $20 (retail price to consumer)

2.

The $20 is paid immediately to the daily deal site through the transaction engine

3.

$10 would be retained and $10 would be paid out to the participating merchant over a 2-3 month period

The Company’s policy is to offer a 55% payout, slightly higher than the industry norm of 50%, to the merchant with payments made to the merchant in two tranches.  The first payment will be advanced within 7 days of the receipt of the proceeds of the deal transaction, and the second 15 days thereafter. The response to this policy has been positive as we have also developed programs to retain customers after the deal has been run.  Additionally, we plan to pay the merchants at a much quicker rate, with the payout happening generally within 2 weeks to a month, versus the original 2-3 month period.

The Company will also work with merchants to create special offers and deeply discounted products and services in the form of stored value vouchers or coupons that can be redeemed at the purchaser’s leisure.  The Company’s sales plan will involve offering new “deals” on a daily basis on our website and disseminating such deals to a subscriber base via email blasts and social networking channels.  If the subscriber likes the deal, he or she can purchase it immediately through our payment gateway.  We have chosen Authorize.net as our payment processor which ties in seamlessly with our transaction engine and software platform.  Since Authorize.net accepts all major credit cards and other forms of electronic payment, including Pay Pal.  We plan to eventually rotate deals daily with the featured deal being presented as the deal of the day with past deals being offered until the offering or buy period has expired.

Deals generally fall into one of several main themes and categories, the determining factors of which are typical for each type of business category.  We have developed standardized templates for the main categories of merchants such as restaurants, bars, and spas for quick demonstrations, sales, and postings for the potential merchant clients.  Customized deals can also be made according to the goals and needs of the specific merchant.

We anticipate that a typical deal will offer 50% or greater savings to the purchaser.  For example, a restaurant may offer a dining certificate which carries a value of $40 dollars to be spent at the restaurant at a price of $20 (i.e. the customer pays $20 and is given a voucher with $40 value).  All deals will have an expiration time and date for the purchase of the deal in order to help create a sense of urgency.

Deals will have a minimum and maximum number of units available depending upon the merchants’ ability and desire to deliver/provide such deals.  Some deals will depend upon a “threshold limit” for the deal to be viable for the merchant.  For example, in order to create a viable deal, a total of 15 purchases must be made before the deal is active.  Once this threshold is met, the deal becomes active and all deals previously purchased or purchased before the expiration time become valid.  If this threshold is not met within a given time limit, the deal never becomes active and any customers who purchased the deal will be refunded their purchase price.

All coupons and vouchers will have unique number code identifiers in order to deter copying or counterfeiting and for accounting and reconciliation purposes. We are working on a mobile application to enable downloading and storing the deal voucher onto smartphones.  Consumers will eventually have the choice to either print a hard copy of the voucher for presentation, or simply present their smartphone with the electronic voucher to the merchant.  Our software platform has been designed to provide easy redemption for both the merchant and the consumer.  The back end of the software platform also allows for simple and automated reconciliation between the Company and the merchant so that the appropriate commissions and division of revenues are calculated and paid.

Phase 3 – Expansion Plans

We believe that California is the best area strategically to launch our services.  The state includes an abundant list of cities near major metropolitan areas that meet our criteria of populations under 500,000.  Where some of our larger competitors may offer nation-wide exposure, we offer exposure to local consumers who we believe have a much higher propensity to purchase the deal and also to be returning customers to their local merchants.  We plan to expand into markets within geographical proximity to existing markets, while maximizing the efficiency of the ways in which we obtain subscribers, both virtual (Search Engine Optimization, Social Media, etc.) and physical (involvement and presence in the community through relationships with charities, chambers of commerce and involvement in community events).

Our business model is such that capital costs are relatively low compared to the ability to create revenue immediately.  We estimate each expansion location will cost between $25,000 to $50,000 depending on the actual distance from our headquarters in Long Beach.  We will seek further debt funding and or equity financing to meet our operations commitments and expansion plans.

The following cities have been targeted for possible future locations:

•

Temecula

•

Murrieta

•

Victorville

•

Fresno

•

San Luis Obispo County

•

Danville

•

La Quinta

•

Palm Springs

•

North County San Diego

•

Lincoln

Marketing Strategy

The Company’s Marketing Strategy is focused on expending resources on optimal opportunities in order to generate revenues, maximize exposure, and develop a loyalty amongst both subscribers and merchant clientele.  Our strategies also anticipate changes in consumer buying habits and market conditions, allowing us flexibility to quickly and efficiently make changes to our online presence, marketing efforts, and communications with all parties.

We will continue to develop our flagship location in the Long Beach, California, area, and will fine tune our website by using the feedback of our future merchants and subscribers to assist us in growing our brand name awareness.  Approximately 50% of our operational budget will be allocated to marketing efforts moving forward.

Search Engine Optimization and Web-Based Marketing.  Search and social media have proven to be key drivers that determine the sites that consumers visit.  We believe that effective web-based marketing and strong Search Engine Optimization (“SEO”) strategies have become critical to any company’s ongoing internet success.  Therefore, the Company has developed an in-house SEO and Web-Based marketing team that is leveraging its experience and developing specialized tools to maximize the effectiveness in these areas:

•

On the front-end, the SEO and web-based marketing efforts will drive traffic to our site, provide information to users and help to procure a larger subscriber base

•

On the back-end, we have implemented analytical tools, which further help to assess online-behavior and the effectiveness of our campaigns and the message we are providing to users.

The Company is utilizing the marketing tools offered by social media sites such as Facebook, Pinterest and Twitter and creating city-specific blogs using local writers to create awareness in the social media arena.  These tools have proven highly effective in extending reach and exposure in both the virtual and real-world communities, thereby ultimately increasing our subscriber base.

Community Involvement.  The Company has engaged with and is developing working agreements with local and national charities with a local presence.  We believe that by working closely with the charities we will be able to develop solutions where both consumers and merchants can choose to help give back to the community and support local charities.  We believe that engaging with and working with local charities will help validate our Company and our brand in the community.  Offering partial proceeds to charity has made our offerings more attractive to our subscriber base and provided an avenue for participating merchants to give back to the community.

Street Teams and Brand Ambassadors. The Company has created street teams consisting of “Brand Ambassadors” who will offer customized “Ride The Deal” promotional items and provide information to the local community on a one-on-one basis.  These teams will be deployed in various events such as Farmers’ Markets, Local Business/Community Gatherings and Special Events to offer our brand presence at the local level.  We believe this will be a source for a cost-effective, grassroots campaign for collecting subscribers who wish to opt-in to our email blasts.  We intend to use these street teams in each new city where “Ride The Deal” will have a presence.

Chambers of Commerce.  We intend to become a member and attend and/or sponsor various events of the local Chambers of Commerce in every community that we launch.

Print Media.  Although newspaper ads in the larger local and community publications have proven to be effective compliments to our advertising and marketing efforts, traditional forms of advertising and marketing such as radio, print media and billboards will be kept to a minimum in order to control costs and maximize the efficiency of our marketing budget.

Competition

We consider our two biggest competitors to be Groupon and Living Social.  We feel that it would be difficult for our Company to compete with them on the same level due to their international name recognition and available financial resources.  Therefore, we have differentiated ourselves enough so that they are not a threat to our target audience and markets.  In addition to these competitors, we expect to compete against large Internet and technology-based businesses, such as Facebook®, Google® and Microsoft®, each of which has launched initiatives which are directly competitive to our business. We also expect to compete against other Internet websites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. We will also compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.

When attracting potential merchants, we target the smaller markets, as opposed to the large metropolitan markets our competitor’s target and we communicate and transact with the merchants in person.  We also offer flexible deal structures that allow us to cater to individual merchants when required.  Our research has shown that the bigger companies’ inflexibility has caused merchants to push back.  We focus on client retention, with the belief that the best and easiest client is a repeat client.

With subscribers, we will highlight the authentically local and boutique-oriented approach.  We will build community awareness through organic marketing measures.  The deployment of our street teams as brand ambassadors and their attendance at community events will create awareness and help educate both consumers and merchants on the format of daily deals.

Although we are aware that there are also constantly new smaller companies entering into the marketplace, we believe that attrition rates are extremely high primarily because as the barriers to entry into this industry are deceptive and much more complex than simply a software package and email list.

We believe overcoming these competitors can be accomplished with our plan of creating true brand awareness and carving our own unique niche.  We own our own software platform and have an in-house tech team that can adapt quickly and efficiently to our technology needs.  We are authentically local and involved in the community through charities, chambers of commerce special events, and even our outside sales people are local hires.

Patents, Trademarks, and Licenses

The Company has not applied for any patents or trademarks and does not intend to do so in the foreseeable future.

Government Regulation

Our website and other online content will be subject to government regulation of the Internet in many areas, including user privacy, telecommunications, libel, data protection, consumer protection, intellectual property, advertising, taxation, and e-commerce. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws governing those areas apply to the Internet and to our Company, as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce.  Nonetheless, laws and regulations directly applicable to Internet communications, e-commerce and advertising are becoming more prevalent and due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted.  Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online.  Compliance with these laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity, either of which would substantially harm our business.

Further, there are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection and many states have passed laws that require notifications to be sent to subscribers when there is a security breach of personal data. The interpretation and application of current laws regarding data protection are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and disclosure practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Further, the federal Credit Card Accountability, Responsibility and Disclosure Act of 2009 (“CARD Act”), as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons ("gift cards"), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards, or requiring specific disclosures on or in connection with gift cards. Our proposed products will generally fall into the category of "gift cards" in many of these laws. However, the CARD Act and a number of states provide exemptions or modifications from these provisions for gift cards that are issued as part of a promotion or promotional program. If our proposed products are subject to the CARD Act, and are not included in the exemptions or modifications for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the deal, or the promotional value, which is the add-on value of the deal in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the deal was issued; (ii) the deal’s stated expiration date (if any); or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption or modification for our proposed products applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards and that do not have exemptions that apply to the purchase value or the promotional value, or both, the Company may be required to honor the full offer value (the total of purchase value and promotional value) until redeemed. Our terms of use and agreements with our merchants will require merchants to continue to honor unredeemed deals that are past the stated expiration date of the promotional value of the deal to the extent required under the applicable law.

In addition, some states also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We may have to remit funds to the government relating to unredeemed deals under these laws. The analysis of the potential application of the unclaimed and abandoned property laws to our proposed products is be complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with subscribers and merchants and our future role as it relates to the issuance and delivery of our products.

Furthermore, our Company must also make sure that we maintain full transparency with respect to our donation model. Commercial Co-Venturer Laws (“CCV”) laws generally protect consumers and charities against fraudulent or misleading advertising and help to assure that promised donations get delivered to the proper place. We intend to be fully transparent regarding our charitable donations and to abide by CCV laws.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our offices are currently located at 5150 E Pacific Coast Highway, Suite, 200, Long Beach, CA 90804 and the telephone number is 800-349-6095.  We pay monthly rent of $200 for the shared industrial/office space.  The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We currently do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

On April 1, 2010, the Company entered into a Stipulation for Entry of Judgment (“Settlement Agreement”) pursuant to which Aptus Games, Inc., (a former subsidiary of the Company) agreed to pay VFX Direct LLC (“VFX”) the sum of $12,000 in installments commencing March 2010 and ending July 2010. Payments were scheduled to be $600 for the first four months of the Settlement Agreement and a final payment in the amount of $9,600 in July 2010. As of September 30, 2011, the Company has not been able to make the final payment. The remaining balance to date is $4,100. Under this Settlement Agreement, the Company also agreed to deliver 75,000 restricted shares of its common stock of to certain affiliates of the plaintiff. The original demand was for $24,999.

On June 7, 2011, VFX filed a complaint against Aptus Games, Inc. in Superior Court of the State of California, County of Riverside alleging vendor amounts due. The claim is for $88,000 with interest at 10% per annum from September 28, 2008, attorney fees, cost of litigation and general and equitable relief as the court deems just and proper. The Company has answered the claim and awaiting further court activity. The Company’s vendor account balance is $60,300.  Subsequent to the year end, VFX and the Company settled the matter out of court.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s common stock has been traded on the OTC Markets Group U.S., under the symbol “DEEL.”  The following table sets forth, in U.S. dollars the high and low bid prices for each of the calendar quarters indicated, as reported by the OTC Markets.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Bid Prices*
	High	Low
2012
Quarter ended December 31	$0.16	$0.01
Quarter ended September 30	$0.05	$0.03
Quarter ended June 30	$0.33	$0.02
Quarter ended March 31	$0.45	$0.17

2011
Quarter ended December 31	$0.50	$0.07
Quarter ended September 30	$0.14	$0.06
Quarter ended June 30	$0.13	$0.05
Quarter ended March 31	$0.18	$0.072

*Prices reflect post-split numbers.

Record Holders

As of April 8, 2013, an aggregate of 50,280,399 shares of our common stock were issued and outstanding and were held by approximately 51 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchases of Equity Securities

None.

Dividends

On November 3, 2011, the Company effectuated a reverse split (the “Reverse Split”) of its issued and outstanding common shares whereby every two (2) old shares of the Company’s common stock were exchanged for one (1) new share of the Company's common stock. The Reverse Split was payable as a dividend to shareholders of record upon surrender.

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012	December 31, 2011
Current Assets	$3,795	$22,494
Current Liabilities	$1,994,584	$1,606,096
Working Capital (Deficit)	$(1,990,789)	$(1,583,602)

Cash Flows

	December 31, 2012	December 31, 2011
Cash Flows from (used in) Operating Activities	$(344,779)	$(227,894)
Cash Flows from (used in) Financing Activities	$322,480	$214,131
Net Increase (decrease) in Cash During Period	$(22,299)	$(13,763)

Operating Revenues

Operating revenues for the period ended December 31, 2012 was $nil.

Operating revenues for the period ended December 31, 2011 was $nil.

Operating Expenses and Net Loss

Operating expenses for the period ended December 31, 2012 was $526,104 and is comprised mostly of stock based compensation, consulting fees, professional fees and general and administrative expenses.

Operating expenses for the period ended December 31, 2011 was $496,136 and is comprised mostly of stock based compensation, consulting fees, professional fees and general and administrative expenses.

Net loss for the period ended December 31, 2012 was $603,904 and is comprised of operating expenses and interest expenses.

Net loss for the period ended December 31, 2011 was $670,002 and is comprised of operating expenses and interest expenses.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s total asset balance was $3,795 compared to $22,494 as at December 31, 2011.  The decrease in total assets is attributed mainly to a decrease in cash resulting from the Companies inability to raise sufficient debt or equity financing to cover expenses.

As at December 31, 2012, the Company had total liabilities of $1,994,584 compared with total liabilities of $1,606,096 as at December 31, 2011.  The increase in total liabilities was attributed to primarily to an increase of interest payable and additional debt taken by the Company.

As at December 31, 2012, the Company had a working capital deficit of $1,990,789 compared with a working capital deficit of $1,583,602 as at December 31, 2011.  The change in working capital deficit was a result of the Company undertaking additional debt in the current year.

Cashflow from Operating Activities

During the period ended December 31, 2012, the Company used $344,779 of cash for operating activities compared to the use of $227,894 of cash for operating activities during the period ended December 31, 2011.  The change in net cash used in operating activities is attributed to an increase in losses when adjusted for stock based compensation.

Going Concern

In their report on our financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon our obtaining further long-term financing, successful and sufficient market acceptance of our products and ultimately achieving a profitable level of operations.  We have historically incurred losses, and through December 31, 2012 have incurred losses of $9,232,399 from our inception.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Contractual Obligations

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS

DEAL A DAY GROUP CORP.

(An Development Stage Company)

For the Years Ended December 31, 2012 and 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Deal a Day Group Corp.

Long Beach, CA

We have audited the accompanying consolidated balance sheets of Deal a Day Group Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deal a Day Group Corp. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Deal a Day Group Corp. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations and has a substantial working capital deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 16, 2013

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets

Current:
Cash and cash equivalents	$95	$22,394
Prepaid and other assets	3,700	100

Total current assets	3,795	22,494

Total Assets	$3,795	$22,494

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$192,800	$204,592
Accrued interest	795,864	718,024
Notes payable	1,005,920	683,480

Total Liabilities	1,994,584	1,606,096

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and
outstanding, 49,218,805 shares at
December 31, 2012 and 2011	49,219	49,219
Additional paid-in capital	7,192,391	6,995,674
Accumulated deficit	(9,232,399)	(8,628,495)

Total Stockholders’ Deficit	(1,990,789)	(1,583,602)

Total Liabilities and Stockholders’ Deficit	$3,795	$22,494

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011 and the

Period from January 1, 2009 (Inception of development stage) to December 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	From January 1, 2009 (Inception of development stage) to December 31, 2012

Operating expense:
General and administrative	$329,387	$186,736	$732,494
Stock based compensation	196,717	309,400	1,679,491

Operating loss	(526,104)	(496,136)	(2,411,985)

Non-operating expenses:
Interest expense	(77,800)	(173,866)	(914,011)

Loss from continuing operations	(603,904)	(670,002)	(3,325,996)

Loss from discontinued operations	-	-	(147,544)
Net loss	(603,904)	(670,002)	(3,473,540)

Less: net income attributable to non-controlling interests	-	-	(46,582)

Net loss attributable to common stockholders	$(603,904)	$(670,002)	$(3,426,958)

Loss per share, basic and diluted, before discontinued Operations
	$(0.00)	$(0.00)
Loss per share, basic and diluted, from discontinued Operations
	-	-
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	49,218,805	49,218,805

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Consolidated Statement of Stockholders’ Deficit

As of December 31, 2012

	Common Stock		Additional Paid-In	Non-controlling Interest in	Accumulated
	Shares	Amount	Capital	Subsidiaries	Deficit	Total

Balance, January 1, 2009	47,756,278	$47,756	$8,246,425	$-	$(13,614,996)	$(5,320,815)
Conversion of Notes Payable	6,575,072	6,575	1,052,757	-	-	1,059,332
Stock based compensation	-	-	579,028	-	-	579,028
Net Loss	-	-	-	-	(1,263,181)	(1,263,181)

Balance, December 31, 2009	54,331,350	54,331	9,878,210	-	(14,878,177)	(4,945,636)
Conversion of Notes Payable	14,493,441	14,493	861,395	-	-	875,888
Conversion of Accounts Payable	2,075,087	2,075	94,561	-	-	96,636
Private Placement in Subsidiaries	365,021	365	6,137	269,892	-	276,394
Private Placement	312,500	313	24,687	-	-	25,000
Stock based compensation	-	-	903,746	-	-	903,746
Net Loss	-	-	-	(46,582)	(1,199,271)	(1,245,853)

Balance, December 31, 2010	71,577,399	71,577	11,768,736	223,310	(16,077,448)	(4,013,825)
Settlement of notes payable-related party	-	-	66,933	-	-	66,933
Conversion of notes payable	-	-	27,285	-	-	27,285
Sale of subsidiaries	-	-	(6,400,538)	(223,310)	8,118,955	1,495,107
1 for 2 stock split	(35,277,281)	(35,277)	35,277	-	-	-
Returned shares	(581,313)	(581)	581	-	-	-
Purchase of assets	1,500,000	1,500	-	-	-	1,500
Conversion of notes payable	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of options	-	-	309,400	-	-	309,400
Net Loss	-	-	-	-	(670,002)	(670,002)

Balance, December 31, 2011	49,218,805	49,219	6,995,674	-	(8,628,495)	(1,583,602)
Issuance of options	-	-	196,717	-	-	196,717
Net Loss	-	-	-	-	(603,904)	(603,904)

Balance, December 31, 2012	49,218,805	$49,219	$7,192,391	$-	$(9,232,399)	$(1,990,789)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

 (A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011

Period from January 1, 2009 (Inception of development stage) to December 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	From January 1, 2009 (Inception of development stage) to December 31, 2012

Cash Flows From Operating Activities
Net loss	$(603,904)	$(670,002)	$(3,782,940)
Loss from discontinued operations	-	-	(147,544)

Loss from continuing operations	(603,904)	(670,002)	(3,635,396)
Non cash item:
Stock based compensation	196,717	309,400	1,988,891
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities:

Prepaid and other assets	(3,600)	20,347	(3,700)
Accounts payable	(11,792)	(51,504)	(11,413)
Accrued expenses	77,800	163,865	904,009
Net cash used in continuing operations	(344,779)	(227,894)	(757,609)
Net cash used in discontinued operations	-	-	(123,331)

Cash used in operating activities	(344,779)	(227,894)	(880,940)

Cash Flows From Financing Activities Borrowings on note payable	322,480	212,631	578,641
Proceeds from private placement	-	1,500	302,894
Principal payments on notes payable	-	-	(500)

Cash provided by financing activities	322,480	214,131	881,035

Net increase (decrease) in cash and cash equivalents	(22,299)	(13,763)	95
Cash and cash equivalents, opening	22,394	36,157	-

Cash and cash equivalents, closing	$95	$22,394	$95

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash financing activities
Conversion of notes payable to equity	$-	$-	$2,250,174

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

December 31, 2012

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

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of December 31, 2012, 49,218,805 shares of common stock are outstanding.

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

December 31, 2012

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through December 31, 2012, the Company has not generated significant operating or net profits.  As of December 31, 2012, the accumulated deficit is $9,232,399 and the working capital deficiency is $1,990,789.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of prepaids and other assets, accounts payable, accrued interest, and notes payable. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

December 31, 2012

3.

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

Description	December 31, 2012	December 31, 2011
Note Payable plus interest of $36,146 at 10%, past due	$60,000	$60,000
Note Payable plus interest of $41,046 at 10%, past due	141,632	141,632
Note Payable plus interest of $691,035 at 10%, due November 3, 2013	300,000	300,000
Note Payable plus interest of $27,637 at 8%, due October 1, 2012	472,440	150,000
Bridge Loans, no interest, no due date	31,848	31,848
	$1,005,920	$683,480

The 5 year repayment terms of the loan are as follows:

Due Date	Amount
Past due	$674,072
December 31, 2013	300,000
December 31, 2014	-
December 31, 2015	-
December 31, 2016	-
Indefinite	31,848
Total	$1,005,920

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

December 31, 2012

4.

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

5.

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

6.

INCOME TAXES

The primary components comprising the net deferred tax assets (liabilities) are as follows:

Deferred tax assets (liabilities)	2012	2011
Current liabilities	82,904	87,975
Loss carryforward	3,114,708	2,939,618

Deferred tax asset	3,197,612	3,027,593
Less: valuation allowance	(3,197,612)	(3,027,593)

Net deferred tax asset	-	-

A reconciliation of income tax expense as recorded and the amounts computed by applying the statutory federal and state tax rate for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Income taxes (recovery) at statutory rate	(170,090)	(138,444)
Increase (Decrease) resulting from:
Non deductible accruals	-	-
Valuation allowance	170,090	138,444

	-	-

Net operating loss carryforwards of $7,245,508 expire at various dates through December 31, 2031.

7.

SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2012 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any additional material subsequent events to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement.  Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Positions and Offices	Period of Service

Richard Pak	38	President, CEO, CFO, Treasurer, and Director	April 19, 2012 to Present
Katrina Van Duzee	25	Secretary	April 19, 2012 to Present

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified.  Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Richard Pak.  Mr. Richard Pak earned his Bachelor of Applied Science in Kinesiology from Simon Fraser University, in Burnaby, British Columbia in 2002. Upon graduation, Mr. Pak relocated to South Korea to begin work as an English teacher and worked as an editor, technical writer, and copyeditor in the field of English education and linguistics.  Mr. Pak is the co-author of several books and continues to publish books in the English education field and he is a writer and editor of a monthly radio learning program for Jo O Je TOEIC Listening, an EBS (Educational Broadcasting System) radio program/learning show.  From 2006 to 2009 Mr. Pak was founder, CEO and Director of Uventus Technologies Corp., an online book publishing company.  Since 2007, Mr. Pak has been a founding member of the board of directors for an English institute in Seoul and Director of Research at an affiliated publishing company, OJ English. Mr. Pak has been the founder and President of Rich Media Corp., a private company focusing on development and acquisition of internet based businesses, since its inception in 2011.  The Company decided Mr. Pak would be a good fit as an officer and director of the Company due to his diverse experiences.

Katrina Van Duzee. In her current role as Corporate Secretary for the Company, Katrina Van Duzee (“Ms. Van Duzee”) is responsible for coordinating the flow of information and material among senior staff, handles shareholder relations and serves as liaison between the Company and its Board of Directors. Ms. Van Duzee joined the Company late in 2011 when she was hired as a Marketing Consultant for their premier software brand “Ride the Deal” and was promoted to Corporate Secretary of DEEL in 2012.  Prior to joining the Company, from August 2011 to November 2011, Ms. Van Duzee worked as a Project Manager at Global Source One, Inc. a federal government contracting firm,  where she coordinated the production of federal government proposals, acted as the executive assistant to the CEO and assisted in general corporate matters. Prior to that, from January 2010 to January 2012, Ms. Van Duzee has also worked as a consultant for Garden Grove Journal, a media company in Orange County, California, where she assisted in business development strategies and writing freelance articles. Ms. Van Duzee holds a B.A. in Journalism with an emphasis on new media from California State University, Long Beach and is in the process of continuing her education by pursuing a B.S. in Information Systems

Identification of Significant Employees

We have no significant employees other than Richard Pak, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director, and Katrina Van Duzee, our Secretary.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees.  A written copy of the Code is available on written request to the Company and was filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2 that is incorporated by reference hereto as Exhibit 14.01.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Richard Pak President, CEO, CFO, Treasurer, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Katrina Van Duzee Secretary	2012	-0-	-0-	-0-	-0-	-0-	-0-	$32,000	$32,000
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Amro Albanna(1) Former Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Loren Kaiser(2) Former President, CEO, CFO, Secretary, Treasurer, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On May 11, 2012, Mr. Amro Albanna resigned as a Director of the Company.

(2)

On April 19, 2012, Mr. Loren Kaiser resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Narrative Disclosure to Summary Compensation Table

On November 4, 2011, pursuant to the Asset Acquisition Agreement, the Company re-priced certain stock options that were granted pursuant to the Company’s 2009 Employee Stock Option Plan. These options were re-priced to $0.50 and then the stock price was adjusted to reflect the Company’s 1-2 reverse stock split. As a result, such options were re-priced to $1.00 per share. Additionally, the Company decided to reset all of the expiration dates to July 31, 2016.

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

There was no compensation paid to any director who was not an Executive Officer during the year ended December 31, 2012.

Directors serve without compensation and there are no standard or other arrangements for their compensation. There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or our Executive Officer acts or will act on behalf of or at the direction of any other person.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,270,000	$0.17	2,230,000
Equity compensation plans not approved by stockholders	0	0	0
Total	10,270,000	$0.17	2,230,000

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information at April 8, 2013, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of April 8, 2013, we had 50,280,399 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Richard Pak 5150 E. Pacific Coast Highway, Suite 200 Long Beach, CA 90804	0	0.00%
Common Stock	Katrina Van Duzee 5150 E. Pacific Coast Highway, Suite 200 Long Beach, CA 90804	0	0.00%
	All Officers and Directors as a Group (2 Persons)	0	0.00%
Common Stock	Albanna Family Trust (2) PO Box 5939 Riverside, CA 92517	5,000,000	9.94%
	Total	5,000,000	9.94%

(1)

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Amro Albanna and Rowena Albanna have voting and investment power over the shares held by the Albanna Family Trust.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

 According to the NASDAQ definition, Richard Pak is not an independent director of the Company because he is also an executive officer.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$12,450	$4,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$12,450	$4,000

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $12,450 in fees to our principal independent accountants for professional services rendered in connection with the annual audit and quarterly reviews of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS

(a)

Exhibits.

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation dated April 27, 2005	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
3.01a	Articles of Merger dated December 21, 2007	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.01b	Certificate of Amendment dated July 27, 2009	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.01c	Certificate of Amendment dated September 1, 2011	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.02	Bylaws	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
3.02a	Amended and Restated Bylaws	Filed with the SEC on November 19, 2008 as part of our Quarterly Report on Form 10-Q.
10.01	Asset Acquisition Agreement with Rich Media Corp.	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
14.01	Code of Business Conduct and Ethics	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
21.01	List of Subsidiaries	Filed with the SEC on April 1, 2008 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAL A DAY GROUP CORP.

Dated:  April 26, 2013

/s/ Richard Pak

By: Richard Pak

Its: President, Principal Executive Officer, Chief Financial Officer and Treasurer

Dated:  April 26, 2013

/s/ Katrina Van Duzee

By: Katrina Van Duzee

Its:  Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 26, 2013

/s/ Richard Pak

Richard Pak - Director