Form 10-Q
period 2013-03-31
DEAL A DAY GROUP CORP.
filed 2013-05-20
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

      . Yes       X .  No

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

      . Yes    X .  No

As of May 20, 2013, there were 49,218,805 shares of the registrant’s $0.001 par value common stock issued and outstanding.

DEAL A DAY GROUP CORP.*

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2013	2012
Assets

Current:
Cash and cash equivalents	$652	$95
Prepaid and other assets	3,700	3,700

Total current assets	4,352	3,795

Total Assets	$4,352	$3,795

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$203,700	$192,800
Accrued interest	818,407	795,864
Notes payable	1,020,920	1,005,920

Total Liabilities	2,043,027	1,994,584

Stockholders` Deficit
Common stock (par value $0.001) – Authorized, 1,800,000,000 common shares; issued and outstanding, 49,218,805 shares at March 31, 2013 and December 31, 2012	49,219	49,219
Additional paid-in capital	7,202,342	7,192,391
Accumulated deficit	(9,290,236)	(9,232,399)

Total Stockholders’ Deficit	(2,038,675)	(1,990,789)

Total Liabilities and Stockholders’ Deficit	$4,352	$3,795

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

For the Three Months Ended March 31, 2013 and 2012 and the

Period from January 1, 2009 (Inception of development stage) to March 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From January 1, 2009 (Inception of development stage) to March 31, 2013

Operating expense:
General and administrative	$25,343	$147,181	$757,837
Stock based compensation	9,951	77,350	1,689,442

Operating loss	(35,294)	(224,531)	(2,447,279)

Non-operating expenses:
Interest expense	(22,543)	(45,724)	(936,554)

Loss from continuing operations	(57,837)	(270,255)	(3,383,833)

Loss from discontinued operations	-	-	(147,544)
Net loss	(57,837)	(270,255)	(3,531,377)

Less: net income attributable to non-controlling interests	-	-	(46,582)

Net loss attributable to common stockholders	$(57,837)	$(270,255)	$(3,484,795)

Loss per share, basic and diluted, before discontinued operations	$(0.00)	$(0.00)
Loss per share, basic and diluted, from discontinued operations	-	-
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	49,218,805	49,218,805

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Consolidated Statement of Stockholders’ Deficit (unaudited)

As of March 31, 2013

	Common Stock		Additional	Non-controlling Interest in	Accumulated
	Shares	Amount	Paid-In Capital	Subsidiaries	Deficit	Total

Balance, January 1, 2009	47,756,278	$47,756	$8,246,425	$-	$(13,614,996)	$(5,320,815)
Conversion of Notes Payable	6,575,072	6,575	1,052,757	-	-	1,059,332
Stock based compensation	-	-	579,028	-	-	579,028
Net Loss	-	-	-	-	(1,263,181)	(1,263,181)

Balance, December 31, 2009	54,331,350	54,331	9,878,210	-	(14,878,177)	(4,945,636)
Conversion of Notes Payable	14,493,441	14,493	861,395	-	-	875,888
Conversion of Accounts Payable	2,075,087	2,075	94,561	-	-	96,636
Private Placement in Subsidiaries	365,021	365	6,137	269,892	-	276,394
Private Placement	312,500	313	24,687	-	-	25,000
Stock based compensation	-	-	903,746	-	-	903,746
Net Loss	-	-	-	(46,582)	(1,199,271)	(1,245,853)

Balance, December 31, 2010	71,577,399	71,577	11,768,736	223,310	(16,077,448)	(4,013,825)
Settlement of notes payable-related party	-	-	66,933	-	-	66,933
Conversion of notes payable	-	-	27,285	-	-	27,285
Sale of subsidiaries	-	-	(6,400,538)	(223,310)	8,118,955	1,495,107
1 for 2 stock split	(35,277,281)	(35,277)	35,277	-	-	-
Returned shares	(581,313)	(581)	581	-	-	-
Purchase of assets	1,500,000	1,500	-	-	-	1,500
Conversion of notes payable	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of options	-	-	309,400	-	-	309,400
Net Loss	-	-	-	-	(670,002)	(670,002)

Balance, December 31, 2011	49,218,805	49,219	6,995,674	-	(8,628,495)	(1,583,602)
Issuance of options	-	-	196,717	-	-	196,717
Net Loss	-	-	-	-	(603,904)	(603,904)

Balance, December 31, 2012	49,218,805	49,219	7,192,391	-	(9,232,399)	(1,990,789)
Issuance of options	-	-	9,951	-	-	9,951
Net Loss	-	-	-	-	(57,837)	(57,837)

Balance, March 31, 2013	49,218,805	$49,219	$7,202,342	$-	$(9,290,236)	$(2,038,675)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

 (A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2013 and 2012 and the

Period from January 1, 2009 (Inception of development stage) to March 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From January 1, 2009 (Inception of development stage) to March 31, 2013

Cash Flows From Operating Activities
Net loss	$(57,837)	$(270,255)	$(3,840,777)
Loss from discontinued operations	-	-	(147,544)

Loss from continuing operations	(57,837)	(270,255)	(3,693,233)
Non cash item:
Stock based compensation	9,951	77,350	1,998,842
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities:

Prepaid and other assets	-	-	(3,700)
Accounts payable	10,900	-	(513)
Accrued expenses	22,543	35,986	926,552
Net cash used in continuing operations	(14,443)	(156,919)	(772,052)
Net cash used in discontinued operations	-	-	(123,331)

Cash used in operating activities	(14,443)	(156,919)	(895,383)

Cash Flows From Financing Activities
Borrowings on note payable	15,000	144,940	593,641
Proceeds from private placement	-	-	302,894
Principal payments on notes payable	-	-	(500)

Cash provided by financing activities	15,000	144,940	896,035

Net increase (decrease) in cash and cash equivalents	557	(11,979)	652
Cash and cash equivalents, opening	95	22,394	-

Cash and cash equivalents, closing	$652	$10,415	$652

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash financing activities
Conversion of notes payable to equity	$-	$-	$2,250,174

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

March 31, 2013

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

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of March 31, 2013, 49,218,805 shares of common stock are outstanding.

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

March 31, 2013

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

Going concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through March 31, 2013, the Company has not generated operating or net profits and has a limited amount of cash.  As of March 31, 2013, the accumulated deficit is $9,290,236 and the working capital deficiency is $2,038,675.

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

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

March 31, 2013

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

Description	March 31, 2013	December 31, 2012
Note Payable plus interest of $37,646 at 10%, past due	$60,000	$60,000
Note Payable plus interest of $44,587 at 10%, past due	141,632	141,632
Note Payable plus interest of $698,535 at 10%, due November 3, 2013	300,000	300,000
Note Payable plus interest of $37,639 at 8%, past due	487,440	472,440
Bridge Loans, no interest, no due date	31,848	31,848
	$1,020,920	$1,005,920

The 5 year repayment terms of the loan are as follows:

Due Date	Amount
Past due	$689,072
December 31, 2013	$300,000
December 31, 2014	$-
December 31, 2015	$-
December 31, 2016	$-
Indefinite	$31,848
Total	$1,020,920

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

March 31, 2013

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

In a Restricted Stock Purchase Right Agreement dated November 4, 2011, DADG has the right on a quarterly basis over the next year to purchase shares that would allow it to maintain a 10% ownership interest in IEC.  The 10 million shares the Company owns represents a 12.24% ownership interest in IEC.

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

6.  SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2013 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any additional material subsequent events to disclose.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2013 and the three month period ended March 31, 2012

The Company is a development stage company with no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 consisted primarily of general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2013 were $25,343 compared to the three months ended March 31, 2012 which were $147,181.  The decrease of $121,838 is a result of the Company launching operations in 2012 and, due to cash flow constrictions in late 2012, having to reduce operations during the most recently completed quarter.

Interest expense for the three months ended March 31, 2013 totaled $22,543 compared to $45,724 for the three months ended March 31, 2012.

Stock based compensation for the three months ended March 31, 2013 were $9,951 compared to the three months ended March 31, 2012 which were $77,350.  The decrease of $67,399 is a result of the certain options completing their vesting periods during 2012.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended March 31, 2013 and the three months ended March 31, 2012 of $57,837 and $270,255, respectively.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2013 was $14,443 as compared to $156,919 used in operating activities for the three months ended March 31, 2012. The decrease is primarily due to the Company being able to finance operations through debt in the comparable period whereas operations decreased drastically in the most recently completed financial period.

Financing Activities:  Cash received from financing activities for the three months ended March 31, 2013 came primarily from proceeds from loans of $15,000.  During the three months ended March 31, 2012, the Company raised $144,940 through debt.

The Company had cash and cash equivalents of $95 as of December 31, 2012. The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On April 1, 2010, the Company entered into a Stipulation for Entry of Judgment (“Settlement Agreement”) pursuant to which Aptus Games, Inc., (a former subsidiary of the Company) agreed to pay the sum of $12,000 in installments commencing March 2010 and ending July 2010. Payments were scheduled to be $600 for the first four months of the Settlement Agreement and a final payment in the amount of $9,600 in July 2010. As of March 31, 2013, the Company has not been able to make the final payment. The remaining balance to date is $4,100. Under this Settlement Agreement, the Company also agreed to deliver 75,000 restricted shares of its common stock of to certain affiliates of the plaintiff. The original demand was for $24,999.

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

DEAL A DAY GROUP CORP.

Dated: May 20, 2013	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director