Form 10-Q
period 2013-09-30
DEAL A DAY GROUP CORP.
filed 2013-11-19
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes      . No  X .

As of November 19, 2013, there were 50,280,372 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2013	2012
Assets

Current:
Cash and cash equivalents	$202	$95
Prepaids and other assets	100	3,700

Total current assets	302	3,795

Total Assets	$302	$3,795

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$203,698	$192,800
Due to director	24,498	-
Accrued interest	863,492	795,864
Notes payable	999,072	1,005,920

Total Liabilities	2,090,760	1,994,584

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and outstanding, 50,280,372 and 49,218,805 shares at September 30, 2013 and December 31, 2012 respectively

	50,280	49,219
Additional paid-in capital	7,233,129	7,192,391
Accumulated deficit	(9,373,867)	(9,232,399)

Total Stockholders’ Deficit	(2,090,458)	(1,990,789)

Total Liabilities and Stockholders’ Deficit	$302	$3,795

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012 and the

Period from January 1, 2009 (Inception of development stage) to September 30, 2013

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	From January 1, 2009 (Inception of development stage) to September 30, 2013

Operating expense:
General and administrative	$27,111	$48,681	$63,889	$303,701	$796,383
Stock based compensation	-	47,162	9,951	186,768	1,689,442

Operating loss	(27,111)	(95,843)	(73,840)	(490,469)	(2,485,825)

Non-operating expenses:
Interest expense	(22,542)	(4,375)	(67,628)	(91,596)	(981,639)

Loss from continuing operations	(49,653)	(100,218)	(141,468)	(582,065)	(3,467,464)

Loss from discontinued operations	-	-	-	-	(147,544)
Net loss	(49,653)	(100,218)	(141,468)	(582,065)	(3,615,008)

Less: net income attributable to non-controlling interests	-	-	-	-	(46,582)

Net loss attributable to common stockholders	$(49,653)	$(100,218)	$(141,468)	$(582,065)	$(3,568,426)

Loss per share, basic and diluted, before discontinued
Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share, basic and diluted, from discontinued
Operations	-	-	-	-
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	50,280,372	49,218,805	50,089,834	49,218,805

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Consolidated Statement of Stockholders’ Deficit (unaudited)

As of September 30, 2013

	Common Stock		Additional Paid-In	Non- controlling Interest in	Accumulated
	Shares	Amount	Capital	Subsidiaries	Deficit	Total
Balance, January 1, 2009	47,756,278	$47,756	$8,246,425	$-	$(13,614,996)	$(5,320,815)
Conversion of Notes Payable	6,575,072	6,575	1,052,757	-	-	1,059,332
Stock based compensation	-	-	579,028	-	-	579,028
Net Loss	-	-	-	-	(1,263,181)	(1,263,181)

Balance, December 31, 2009	54,331,350	54,331	9,878,210	-	(14,878,177)	(4,945,636)
Conversion of Notes Payable	14,493,441	14,493	861,395	-	-	875,888
Conversion of Accounts Payable	2,075,087	2,075	94,561	-	-	96,636
Private Placement in Subsidiaries	365,021	365	6,137	269,892	-	276,394
Private Placement	312,500	313	24,687	-	-	25,000
Stock based compensation	-	-	903,746	-	-	903,746
Net Loss	-	-	-	(46,582)	(1,199,271)	(1,245,853)

Balance, December 31, 2010	71,577,399	71,577	11,768,736	223,310	(16,077,448)	(4,013,825)
Settlement of notes payable-related party	-	-	66,933	-	-	66,933
Conversion of notes payable	-	-	27,285	-	-	27,285
Sale of subsidiaries	-	-	(6,400,538)	(223,310)	8,118,955	1,495,107
1 for 2 stock split	(35,277,281)	(35,277)	35,277	-	-	-
Returned shares	(581,313)	(581)	581	-	-	-
Purchase of assets	1,500,000	1,500	-	-	-	1,500
Conversion of notes payable	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of options	-	-	309,400	-	-	309,400
Net Loss	-	-	-	-	(670,002)	(670,002)

Balance, December 31, 2011	49,218,805	49,219	6,995,674	-	(8,628,495)	(1,583,602)
Issuance of options	-	-	196,717	-	-	196,717
Net Loss	-	-	-	-	(603,904)	(603,904)

Balance, December 31, 2012	49,218,805	49,219	7,192,391	-	(9,232,399)	(1,990,789)

Shares for debt	1,061,567	1,061	30,787	-	-	31,848
Issuance of options	-	-	9,951	-	-	9,951
Net Loss	-	-	-	-	(141,468)	(141,468)

Balance, September 30, 2013	50,280,372	$50,280	$7,233,129	$-	$(9,373,867)	$(2,090,458)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

 (A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2013 and 2012 and the

Period from January 1, 2009 (Inception of development stage) to September 30, 2013

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	From January 1, 2009 (Inception of development stage) to September 30, 2013

Cash Flows From Operating Activities
Net loss	$(141,468)	$(582,065)	$(3,924,408)
Loss from discontinued operations	-	-	(147,544)

Loss from continuing operations	(141,468)	(582,065)	(3,776,864)
Non cash item:
Stock based compensation	9,951	186,768	1,998,842
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities:

Prepaid and other assets	3,600	(3,500)	(100)
Accounts payable	10,898	(9,904)	(515)
Accrued expenses	67,628	100,807	971,637
Net cash used in continuing operations	(49,391)	(307,894)	(807,000)
Net cash used in discontinued operations	-	-	(123,331)

Cash used in operating activities	(49,391)	(307,894)	(930,331)

Cash Flows From Financing Activities Borrowings on note payable	25,000	290,000	603,641
Proceeds on loan from director	24,498	-	24,498
Proceeds from private placement	-	-	302,894
Principal payments on notes payable	-	-	(500)

Cash provided by financing activities	49,498	290,000	930,533

Net increase (decrease) in cash and cash equivalents	107	(17,894)	202
Cash and cash equivalents, opening	95	22,394	-

Cash and cash equivalents, closing	$202	$4,500	$202

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash financing activities
Conversion of notes payable to equity	$31,848	$-	$2,282,022

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

September 30, 2013

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

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of September 30, 2013, 50,280,372 shares of common stock are outstanding.

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

September 30, 2013

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through September 30, 2013, the Company has not generated significant operating or net profits.  As of September 30, 2013, the accumulated deficit is $9,373,867 and the working capital deficiency is $2,090,458.

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

September 30, 2013

2.

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

On February 18, 2013, the Company retired a loan payable of $31,848 by issuing 1,061,567 shares at $0.03 per share.

Description	September 30, 2013	December 31, 2012
Note Payable plus interest of $40,646 at 10%, past due	$60,000	$60,000
Note Payable plus interest of $51,668 at 10%, past due	141,632	141,632
Note Payable plus interest of $713,535 at 10%, due November 3, 2013	300,000	300,000
Note Payable plus interest of $57,643 at 8%, past due	497,440	472,440
Bridge Loans, no interest, no due date	-	31,848
	$999,072	$1,005,920

Deal a Day Group Corp.

Notes to Consolidated Financial Statements

September 30, 2013

3.

NOTES PAYABLE (continued)

The 5 year repayment terms of the loan are as follows:

Due Date		Amount
Past due		$699,072
December 31, 2013		$300,000
December 31, 2014		$-
December 31, 2015		$-
December 31, 2016		$-
Indefinite	$
Total		$999,072

4.

SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2013 through the date these consolidated financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any additional material subsequent events to disclose.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended September 30, 2013 and the three month period ended September 30, 2012

The Company is a development stage company with no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 consisted primarily of general and administrative expenses.

General and administrative expenses for the three months ended September 30, 2013 were $27,111 compared to the three months ended September 30, 2012 which were $48,681.  The decrease of $21,570 is a result of the Company launching operations in 2012 and, due to cash flow constrictions in late 2012, having to reduce operations during the most recently completed quarter.

Stock based compensation for the three months ended September 30, 2013 was $nil compared to the three months ended September 30, 2012 which were $47,162.  The decrease of $47,162 is a result of all options completing their vesting periods the first quarter of 2013.

Interest expense for the three months ended September 30, 2013 totaled $22,542 compared to $4,375 for the three months ended September 30, 2012.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended September 30, 2013 and 2012 of $49,653 and $100,218, respectively.

Comparison of the nine month period ended September 30, 2013 and the nine month period ended September 30, 2012

The Company is a development stage company with no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 consisted primarily of general and administrative expenses.

General and administrative expenses for the nine months ended September 30, 2013 were $63,889 compared to the nine months ended September 30, 2012 which were $303,701.  The decrease of $239,812 is a result of the Company launching operations in 2012 and, due to cash flow constrictions in late 2012, having to reduce operations during the most recently completed quarter.

Stock based compensation for the nine months ended September 30, 2013 was $9,951 compared to the nine months ended September 30, 2012 which were $186,768.  The decrease of $176,817 is a result of all options completing their vesting during the first quarter of 2013.

Interest expense for the nine months ended September 30, 2013 totaled $67,628, compared to $91,596 for the nine months ended September 30, 2012.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the nine months ended September 30, 2013 and 2012 of $141,468 and $582,065, respectively.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2013 was $49,391 as compared to $307,894 used in operating activities for the nine months ended September 30, 2012. The decrease is primarily due to the Company being able to finance operations through debt in the comparable period whereas operations decreased drastically in the most recently completed financial period.

Financing Activities:  Cash received from financing activities for the nine months ended September 30, 2013 came primarily from proceeds from loans of $25,000 and a loan from a director of $24,498. During the nine months ended September 30, 2012, the Company raised $290,000 through debt.

The Company had cash and cash equivalents of $202 as of September 30, 2013 as compared to $95 at December 31, 2012. The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited consolidated financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

1.

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

DEAL A DAY GROUP CORP.

Dated: November 19, 2013	/s/ Richard Pak
By: Richard Pak Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director