Form 10-K
period 2013-12-31
DEAL A DAY GROUP CORP.
filed 2014-05-13
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Yes       .

 No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $452,804 based upon the price ($0.01) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded on the OTC Markets Group U.S., under the symbol “DEEL.”

As of May 11, 2014, there were 50,380,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

 Until October 23, 2008, we, through two of our then wholly-owned subsidiaries, QMotions and Aptus Games Inc., (“Aptus”) operated our business as a developer, manufacturer and distributor, marketer and seller of motion-based controllers for on-line video games and developer of three-dimensional gaming software.  On August 20, 2009, we changed our name to Avisio, Inc., to reflect the new business model of the Company, which is to acquire and commercialize underutilized but potentially high value assets into profitable companies.

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

 From our headquarters in Long Beach, California, we plan to become an internet-based social media company focused on marketing coupons to local merchants.  The Company’s goal is to set itself apart from the larger competitors by developing long term relationships with its merchants.  We will offer value-added products, services and support to help retain the customers brought in by the deals we offer, with a constant focus on offering such deals to a local consumer base.  We have found that these are the most sought after criteria to attracting merchant participation.

Since the adoption of our new business venture as the central focus of the Company, we have concentrated our efforts on building a core operations team and requisite software platforms.  As part of these efforts, we secured the domain name, www.ridethedeal.com, and we finalized the development of our website towards the end of January 2012. The majority of our time since the fourth quarter of 2013 has been spent on capital fund raising efforts, market research and analysis, continuing software development, and direct contact and feedback with local merchants and people within the target community. We believe our success will come from the strategic marketing of our product and service offerings and the development of strong relationships with our merchants for continuous repeat-business.  We intend to launch in other communities in the United States with the eventual goal of expanding internationally.

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

Products and Services

Our current website, www.ridethedeal.com, will be the basis of our first venture into the social media/online coupons industry. This site will feature a daily “Deal of the Day” and it will be the center point for future Merchant Advertising and Affiliate Marketing.  Our website will only be a portal for coupons, and we will not be involved in any direct sales of products or services through our website.  Our initial revenue stream will come from selling coupons for the daily deals.  Each sale is split between the Company and the merchant offering the deal.

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

Plan of Operations

Phase 1 – Company Structure, Software and Technology

The “Ride the Deal” assets were acquired shortly thereafter as part of the Asset Acquisition Agreement and we began implementing our new business plan in November 2011. Since then, we have established a central headquarters in Long Beach, California as the basis of our initial operations, and as our operations are mostly virtual, new satellite cities can be operated and managed remotely once we expand our operations into other cities.  With the exception of local sales and writing staff, we anticipate incurring minimal infrastructure costs as part of expanding our deal offerings to additional cities.

We believe a stable and feature-rich software platform is the foundation on which the electronic coupon industry is based.  Accordingly, and after careful consideration and analysis, we determined that the creation and development of our own proprietary software platform would ultimately provide the greatest value to the Company and to our potential and existing clients. Our sales cycle relies almost exclusively on this platform; therefore, we focused our initial research on various third-party offerings for such software platform. The proprietary software platform required a larger initial investment of time and resources, but we believe the numerous benefits it offers far outweigh its costs.  Additionally, ownership and control of our own software platform has created an asset which can be monetized via several channels:

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

4.

Alternative revenue sources can be established by offering a customized suite of software packages to other, non-competitive operations; and,

5.

Further revenue sources can be exploited as proprietary applications and features are developed, utilized and tested within our own operations.  Those that have high monetizable value can be re-packaged and offered to third parties

Version 1.0 of our software platform and website went live in beta testing in December 2011.  Other milestones we completed during the 4th quarter of 2012 include the hiring of a sales team, development of the Company’s marketing plan, and the onset of an email database development.  Version 2.0 of our software was completed in the 4th quarter of 2012.   Since the second quarter of 2012, we have used our cash reserves while attempting to raise funds through equity or debt.  As a result, our preliminary sales team has been released but we have retained our marketing plan and developing an email database.   Once additional funds have been raised by the Company, we will continue with re-establishing a sales team.

Phase 2 – Operations, Marketing & Sales

Phase 2 of our business plan began at the start of 2012 with the completion of the Company’s website.  Our website, www.ridethedeal.com has not gone live as the Company has processed certain test transactions to date to ensure the website’s viability.  Marketing is a two-fold aspect of our business since we market out services to both merchants and subscribers.  Although the primary goal of our marketing activities is to create a local subscriber base through the procurement of emails, there are positive spill-over effects that aid in procuring participating merchants and ultimately creating more daily deals.  We believe that the simple and most important analysis is that higher number of emails equals higher revenues.  A large subscriber base also attracts merchants to participate as the daily deals will be viewed by a large number of individuals.  Therefore, even if the daily deal is not purchased, the simple act of viewing the daily deal provides exposure and advertising.  These effects allow us to devote most of our marketing budget and resources to the task of collecting opt-in emails.

Our research has shown that merchant participation and closing rates with face to face presentations are far higher than solicitations via telephone, email and other forms of communication.  A sales associate is given an Apple iPad which is pre-loaded with the Company’s own proprietary software tools and applications, including:

•

Ride The Deal presentation;

•

Various deal templates;

•

Deal and revenue calculator;

•

Post-deal promotions and marketing tools; and,

•

Electronic contracts (with signing function)

Sales associates are able to create, submit and close a deal immediately upon the approval of the participating merchant with the specific conditions of a sale to require final approval from Company management.  The iPad applications allow for a paperless contract with a signing function; however a printed copy of the deal will be provided for merchant records.  New deals are submitted to the deal queue within the Company’s software platform and uploaded according to a schedule, which is designed to offer a strategic mix of daily/featured deals along with continuing deals which will be presented in the side bar of the “deals page” until the offering of that specific deal has expired.  Daily deals are offered through our website and sent via email blast to our subscriber base and social media channels.  Revenues are generated from the purchasing of the deals and reconciled daily through our transaction engine which is integrated with our accounting systems.

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

The Company also works with merchants to create special offers and deeply discounted products and services in the form of stored value vouchers or coupons that can be redeemed at the purchaser’s leisure.  The Company’s sales plan involves offering new “deals” on a daily basis on our website and disseminating such deals to a subscriber base via email blasts and social networking channels.  If the subscriber likes the deal, he or she can purchase it immediately through our payment gateway.  We have chosen Authorize.net as our payment processor which ties in seamlessly with our transaction engine and software platform.  Since Authorize.net accepts all major credit cards and other forms of electronic payment, including Pay Pal.  We plan to eventually rotate deals daily with the featured deal being presented as the deal of the day with past deals being offered until the offering or buy period has expired.

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

To date, we have not earned any significant revenues from our revenue model.

Phase 3 – Expansion Plans

We believe that California is the best area strategically to launch our services.  The state includes an abundant list of cities near major metropolitan areas that meet our criteria of populations under 500,000.  Where some of our larger competitors may offer nation-wide exposure, we offer exposure to local consumers who we believe have a much higher propensity to purchase the deal and also to be returning customers to their local merchants.  We plan to expand into markets within geographical proximity to existing markets, while maximizing he efficiency of the ways in which we obtain subscribers, both virtual (Search Engine Optimization, Social Media, etc.) and physical (involvement and presence in the community through relationships with charities, chambers of commerce and involvement in community events).

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

The following cities have been targeted for possible future locations:

•

Temecula

•

Murrieta

•

Victorville

•

Fresno

•

San Luis Obispo County

•

Danville

•

La Quinta

•

Palm Springs

•

North County San Diego

•

Lincoln

We note that we are currently in the midst of completing Phase 2 but have scaled back operations while we continue efforts to seek additional equity or debt financing.

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

We will continue to develop our flagship location in the Long Beach, California, area, and will also continue to fine tune our fully-operational website by using the feedback of our merchants and subscribers to assist us in growing our brand name awareness.  Once additional funding is raised, approximately 50% of our operational budget will be allocated to marketing efforts moving forward.

Search Engine Optimization and Web-Based Marketing.  Search and social media have proven to be key drivers that determine the sites that consumers visit.  We believe that effective web-based marketing and strong Search Engine Optimization (“SEO”) strategies have become critical to any company’s ongoing internet success.  Therefore, the Company has developed an in-house SEO and Web-Based marketing team that is leveraging its experience and developing specialized tools to maximize the effectiveness in these areas:

•

On the front-end, the SEO and web-based marketing efforts drive traffic to our site, provide information to users and help to procure a larger subscriber base

•

On the back-end, we have implemented analytical tools, which further help to assess online-behavior and the effectiveness of our campaigns and the message we are providing to users.

The Company is utilizing the marketing tools offered by social media sites such as Facebook, Pinterest and Twitter and creating city-specific blogs using local writers to create awareness in the social media arena.  These tools have proven highly effective in extending reach and exposure in both the virtual and real-world communities, thereby ultimately increasing our subscriber base.

Community Involvement.  The Company has engaged with and is developing working agreements with local and national charities with a local presence.  We believe that by working closely with the charities we will be able to develop solutions where both consumers and merchants can choose to help give back to the community and support local charities.  Engaging with and working with local charities also helps to validate our Company and our brand in the community.  Offering partial proceeds to charity has made our offerings more attractive to our subscriber base and provided an avenue for participating merchants to give back to the community.

Street Teams and Brand Ambassadors. The Company has created street teams consisting of “Brand Ambassadors” who offer customized “Ride The Deal” promotional items and provide information to the local community on a one-on-one basis.  These teams are deployed in various events such as Farmers’ Markets, Local Business/Community Gatherings and Special Events to offer our brand presence at the local level.  The response from the community has been overwhelmingly positive and this has become a source for a cost-effective, grassroots campaign for collecting subscribers who wish to opt-in to our email blasts.  We intend to use these street teams in each new city where “Ride The Deal” will have a presence.

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

With subscribers, we highlight the authentically local and boutique-oriented approach, which has been readily accepted and enticing to subscribers.  We are building community awareness through organic marketing measures.  The deployment of our street teams as brand ambassadors and their attendance at community events have actually created awareness and helped educate both consumers and merchants on the format of daily deals.  In light of these differences, the response from both consumers and merchants in the community has been overwhelmingly positive.

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

Government Regulation

Our website and other online content are subject to government regulation of the Internet in many areas, including user privacy, telecommunications, libel, data protection, consumer protection, intellectual property, advertising, taxation, and e-commerce. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws governing those areas apply to the Internet and to our Company, as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce.  Nonetheless, laws and regulations directly applicable to Internet communications, e-commerce and advertising are becoming more prevalent and due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted.  Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online.  Compliance with these laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity, either of which would substantially harm our business.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our offices are currently located at 5150 E Pacific Coast Highway, Suite, 200, Long Beach, CA 90804 and the telephone number is 800-349-6095.  We pay monthly rent of approximately $125 for the shared industrial/office space.  The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We currently do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

On April 1, 2010, the Company entered into a Stipulation for Entry of Judgment (“Settlement Agreement”) pursuant to which Aptus Games, Inc., (a former subsidiary of the Company) agreed to pay VFX Direct LLC (“VFX”) the sum of $12,000 in installments commencing March 2010 and ending July 2010. Payments were scheduled to be $600 for the first four months of the Settlement Agreement and a final payment in the amount of $9,600 in July 2010. As of December 31, 2013, the Company has not been able to make the final payment. The remaining balance to date is $4,100. Under this Settlement Agreement, the Company also agreed to deliver 75,000 restricted shares of its common stock of to certain affiliates of the plaintiff. The original demand was for $24,999.

On June 7, 2011, VFX filed a complaint against Aptus Games, Inc. in Superior Court of the State of California, County of Riverside alleging vendor amounts due. The claim is for $88,000 with interest at 10% per annum from September 28, 2008, attorney fees, cost of litigation and general and equitable relief as the court deems just and proper. The Company has answered the claim and awaiting further court activity. The Company’s vendor account balance is $60,300.  VFX and the Company settled the matter out of court and the Company issued VFX 100,000 shares of common stock and $7,500.

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

	Company Common Stock Bid Prices*
	High	Low
2013
Quarter ended December 31	$0.12	$0.01
Quarter ended September 30	$0.11	$0.01
Quarter ended June 30	$0.09	$0.01
Quarter ended March 31	$0.05	$0.01

2012
Quarter ended December 31	$0.16	$0.01
Quarter ended September 30	$0.05	$0.03
Quarter ended June 30	$0.33	$0.02
Quarter ended March 31	$0.45	$0.17

*Prices reflect post-split numbers.

Record Holders

As of May 11, 2013, an aggregate of 50,380,399 shares of our common stock were issued and outstanding and were held by approximately 53 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013	December 31, 2012
Current Assets	$0	$3,795
Current Liabilities	$2,614,781	$2,449,483
Working Capital (Deficit)	$(2,614,781)	$(2,445,688)

Cash Flows

	December 31, 2013	December 31, 2012
Cash Flows Used in Operating Activities	$(25,095)	$(344,779)
Cash Flows From Financing Activities	$25,000	$322,480
Net Decrease in Cash During Period	$(95)	$(22,299)

Operating Revenues

Operating revenues for the year ended December 31, 2013 was $nil.

Operating revenues for the year ended December 31, 2012 was $nil.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2013 was $128,440 and is comprised mostly of stock based compensation, consulting fees, professional fees and general and administrative expenses.

Operating expenses for the year ended December 31, 2012 was $526,104 and is comprised mostly of stock based compensation, consulting fees, professional fees and general and administrative expenses.

Net loss for the year ended December 31, 2013 was $214,892 and is comprised of operating expenses, interest expense, forgiveness of debt, derivative expense, amortization of debt discount and change in fair market value of derivative.

Net loss for the year ended December 31, 2012 was $1,008,628 and is comprised of operating expenses, interest expense, derivative expense, amortization of debt discount and change in fair market value of derivative.

Liquidity and Capital Resources

As at December 31, 2013, the Company’s total asset balance was $0 compared to $3,795 as at December 31, 2012.  The decrease in total assets is attributed mainly to a decrease in cash resulting from the Companies inability to raise sufficient debt or equity financing to cover expenses.

As at December 31, 2013, the Company had total liabilities of $2,614,781 compared with total liabilities of $2,449,483 as at December 31, 2012.  The increase in total liabilities was attributed to primarily to an increase of amounts owing to a related party, and interest.

As at December 31, 2013, the Company had a working capital deficit of $2,614,781 compared with a working capital deficit of $2,445,688 as at December 31, 2012.  The change in working capital deficit was a result of an increase in accrued interest payable and amounts owing to a related party.

Cashflow from Operating Activities

During the year ended December 31, 2013, the Company used $25,095 of cash for operating activities compared to the use of $344,779 of cash for operating activities during the year ended December 31, 2012.

Going Concern

In their report on our financial statements for the year ended December 31, 2013, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon our obtaining further long-term financing, successful and sufficient market acceptance of our products and ultimately achieving a profitable level of operations.  We have historically incurred losses, and through December 31, 2013 have incurred losses of $9,902,190 from our inception.

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

ITEM 8.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

(A Development Stage Company)

Balance Sheets

As of December 31, 2013 and 2012

		(Restated)
	December 30,	December 31,
	2013	2012
Assets

Current:
Cash and cash equivalents	$-	$95
Prepaids and other assets	-	3,700

Total current assets	-	3,795

Total Assets	$-	$3,795

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$230,118	$192,800
Due to director	30,725	-
Accrued interest	404,715	240,079
Derivative liability	304,189	385,166
Notes payable	1,645,034	1,651,882
Less: debt discount	-	(20,444)

Total Liabilities	2,614,781	2,449,483

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and outstanding, 50,380,399 and 49,218,805 shares at December 31, 2013 and 2012, respectively

	50,380	49,219
Additional paid-in capital	7,237,029	7,192,391
Accumulated deficit	(9,902,190)	(9,687,298)

Total Stockholders’ Deficit	(2,614,781)	(2,445,688)

Total Liabilities and Stockholders’ Deficit	$-	$3,795

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2013 and 2012 and the

Period from January 1, 2009 (Inception of development stage) to December 31, 2013

	Year Ended December 31, 2013	(Restated) Year Ended December 31, 2012	From January 1, 2009 (Inception of development stage) to December 31, 2013

Operating expense:
General and administrative	$118,489	$329,387	$850,983
Stock based compensation	9,951	196,717	1,998,842

Operating loss	(128,440)	(526,104)	(2,849,825)

Non-operating income (expenses):
Interest expense	(164,638)	(154,138)	(1,168,826)
Forgiveness of debt	17,653	-	17,653
Derivative expense	(1,902)	(2,339)	(4,241)
Amortization of debt discount	(41,416)	(305,283)	(382,128)
Change in fair market value of derivative	103,851	(20,764)	82,180

Loss from continuing operations	(214,892)	(1,008,628)	(4,305,817)

Loss from discontinued operations	-	-	(147,544)
Loss	(214,892)	(1,008,628)	(4,452,731)

Less: net income attributable to non-controlling interests	-	-	(46,582)

Loss attributable to common stockholders	$(214,892)	$(1,008,628)	$(4,406,149)

Loss per share, basic and diluted, before discontinued
Operations	$(0.00)	$(0.02)
Loss per share, basic and diluted, from discontinued
Operations	-	-
Net loss per share, basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding	50,222,267	49,218,805

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statement of Stockholders’ Deficit

As of December 31, 2013

			Additional	Non-controlling
	Common Stock		Paid-In	Interest in	Accumulated
	Shares	Amount	Capital	Subsidiaries	Deficit	Total

Balance, January 1, 2009	47,756,278	$ 47,756	$ 8,246,425	$ -	$ (13,614,996)	$ (5,320,815)
Conversion of Notes Payable	6,575,072	6,575	1,052,757	-	-	1,059,332
Stock based compensation	-	-	579,028	-	-	579,028
Net Loss	-	-	-	-	(1,263,181)	(1,263,181)

Balance, December 31, 2009	54,331,350	54,331	9,878,210	-	(14,878,177)	(4,945,636)
Conversion of Notes Payable	14,493,441	14,493	861,395	-	-	875,888
Conversion of Accounts Payable	2,075,087	2,075	94,561	-	-	96,636
Private Placement in Subsidiaries	365,021	365	6,137	269,892	-	276,394
Private Placement	312,500	313	24,687	-	-	25,000
Stock based compensation	-	-	903,746	-	-	903,746
Net Loss	-	-	-	(46,582)	(1,199,271)	(1,245,853)

Balance, December 31, 2010	71,577,399	71,577	11,768,736	223,310	(16,077,448)	(4,013,825)
Settlement of notes payable-related party	-	-	66,933	-	-	66,933
Conversion of notes payable	-	-	27,285	-	-	27,285
Sale of subsidiaries	-	-	(6,400,538)	(223,310)	8,118,955	1,495,107
1 for 2 stock split	(35,277,281)	(35,277)	35,277	-	-	-
Returned shares	(581,313)	(581)	581	-	-	-
Purchase of assets	1,500,000	1,500	-	-	-	1,500
Conversion of notes payable	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of options	-	-	309,400	-	-	309,400
Net Loss	-	-	-	-	(720,177)	(720,177)

Restated, Balance, December 31, 2011	49,218,805	49,219	6,995,674	-	(8,678,670)	(1,633,777)
Issuance of options	-	-	196,717	-	-	196,717
Net Loss	-	-	-	-	(1,008,628)	(1,008,628)

Restated, Balance, December 31, 2012	49,218,805	$ 49,219	$ 7,192,391	$ -	$ (9,687,298)	$ (2,445,688)

Deal a Day Group Corp.

Statement of Stockholders’ Deficit

As of December 31, 2013

(continued)

Restated, Balance, December 31, 2012 (continued)	49,218,805	$ 49,219	$ 7,192,391	-	$ (9,687,298)	$ (2,445,688)

Shares for debt	1,061,594	1,061	30,787	-	-	31,848
Shares for settlement	100,000	100	3,900	-	-	4,000
Issuance of options	-	-	9,951	-	-	9,951
Net Loss	-	-	-	-	(214,892)	(214,892)

Balance, December 31, 2013	50,380,399	$ 50,380	$ 7,237,029	-	$ (9,902,190)	$ (2,614,781)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

 (A Development Stage Company)

Statements of Cash Flows

For the years ended December 31, 2013 and 2012

Period from January 1, 2009 (Inception of development stage) to December 31, 2013

	Year Ended December 31, 2013	(Restated) Year Ended December 31, 2012	From January 1, 2009 (Inception of development stage) to December 31, 2013

Cash Flows From Operating Activities
Net income (loss)	$(214,892)	$(1,008,628)	$(4,406,149)
Loss from discontinued operations	-	-	(5,496,041)

Loss from continuing operations	(214,892)	(1,008,628)	(9,902,190)
Non cash item:
Stock based compensation	9,951	196,717	1,998,842
Forgiveness of debt	(17,653)	-	(17,653)
Shares issued as settlement	4,000	-	4,000
Derivative expense	1,902	2,339	4,241
Amortization of debt discount	41,416	305,283	382,128
Change in fair market value of derivative	(103,851)	20,764	(82,180)
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities:

Prepaid and other assets	3,700	(3,600)	-
Accounts payable	54,971	(11,792)	247,771
Due to related party	30,725	-	97,658
Accrued expenses	164,636	154,138	404,715

Net Cash used in operating activities	(25,095)	(344,779)	(6,862,668)

Cash Flows From Financing Activities Borrowings on note payable	25,000	322,480	4,807,539
Proceeds from private placement	-	-	2,055,129

Net Cash provided by financing activities	25,000	322,480	6,862,668

Net increase (decrease) in cash and cash equivalents	(95)	(22,299)	-
Cash and cash equivalents, opening	95	22,394	-

Cash and cash equivalents, closing	$-	$95	$-

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash investing and financing activities
Conversion of notes payable to equity	$31,848	$-	$2,250,174

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Financial Statements

December 31, 2013

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

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of December 31, 2013, 50,380,399 shares of common stock are outstanding.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company has adopted a December 31 year end.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other assets, accounts payable, due to director, accrued interest, and notes payable. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. As of December 31, 2013 and 2012, the Company had $Nil and $95 of cash on deposit, respectively.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered.

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through December 31, 2013, the Company has not generated any revenue, has a negative working capital and has losses since inception.  As of December 31, 2013, the accumulated deficit is $9,902,190 and the working capital deficiency is $2,614,781.

Recently Issued Accounting Standards

There are no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.   DUE TO DIRECTOR

A director loaned the Company money during the year for cash flow needs. The balance due to the director of $30,725 as of December 31, 2013 is unsecured, non-interest bearing and has no specific terms of repayment.

4.   NOTES PAYABLE

Description	December 31, 2013	December 31, 2012
On October 27, 2009, the Company entered into a note payable for $74,202.72 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of December 31, 2013 and 2012, the note has accrued interest of $51,146 and $42,146, respectively. The note is currently in default.	$60,000	$60,000
On October 26, 2009, the Company entered into a note payable for $141,623.23 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of December 31, 2013 and 2012, the note has accrued interest of $76,454 and $55,209, respectively. The note is currently in default.	141,632	141,632
On November 4, 2011, the Company entered into an amended note payable for $945,962 at 10% interest per annum due December 31, 2012. As of December 31, 2013 and 2012, the note has accrued interest of $204,958 and $110,362, respectively. The note is currently in default.	945,962	945,962
On October 11, 2011, the Company entered into a convertible line of credit note up to $500,000 at 8% interest per annum due December 31, 2012. The Company has received extensions to date that move the maturity date up to October 1, 2014. As of December 31, 2013 and 2012, the note has accrued interest of $72,157 and $32,362, respectively. See note 5.	497,440	472,440
On various dates, the Company received Bridge Loans to assist with cash flow needs. The loans bear no interest and have no set due date.	-	31,848
	$1,645,034	$1,651,882

All of the outstanding principal debt of $1,645,034 is due within one year.

5.  CONVERTIBLE DEBT

On October 1, 2011, the Company issued a convertible credit line of $500,000 with a 10% interest rate per annum. The amount drawn plus any accrued interest is convertible into shares of the Company’s common stock at a rate of 85% multiplied by the average market price of the previous 30 days trading prior to the conversion. As of December 31, 2013 and 2012, the amount drawn is $497,440 and $472,440, respectively. The total accrued interest as of December 31, 2013 and 2012 is $32,362 and $72,157, respectively. See note 4.

In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The Company uses the Black-Scholes option pricing model to value the separate derivative liabilities for each of the draws against the credit line.  Included in the model are the following assumptions: stock price at valuation date of $0.01-$0.04 (2012: $0.01-$0.30), exercise price of $0.02-$0.05 (2012: $0.03-$0.27), dividend yield of zero (2012: zero), years to maturity of 0.33-0.75 (2012: 0.08-1 year), a risk free rate of 0.13%-0.16% (2012: 0.12%-0.16%), and annualized volatility of 330%-498% (2012: 93%-325%). The Company recognized a derivative expense of $1,902 and $2,339 during the years ended December 31, 2013 and 2012, respectively.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the year ended December 31, 2013 and 2012, the Company recorded a change in fair market value of derivative liability of $103,851 and ($20,764), respectively, in relation to the aforementioned credit line. The line of credit also had a remaining unamortized debt discount of $Nil and $20,444 as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, $41,416 and $305,283, respectively, of debt discount was amortized.

6.  CAPITAL STOCK

The Company is authorized to issue 1,800,000 shares of its $0.001 par value common stock.

Common Stock

During the year ended December 31, 2013, the Company retired $31,848 of debt by issuing 1,061,594 shares of common stock.

During the year ended December 31, 2013, the Company issued 100,000 shares of common stock as settlement for a dispute.  The cumulative fair value of the shares issued is $4,000.

Stock-Based Compensation

During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation of $9,951 and $196,717, respectively, related to stock options issued between June 1, 2009 and April 19, 2010.

The following table summarizes the stock options outstanding at December 31, 2013:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2013

June 1, 2009	800,000	$0.20	June 1, 2019	800,000
April 19, 2010	350,000	$0.20	April 19, 2020	350,000
April 19, 2010	350,000	$0.13	April 19, 2020	350,000
June 10, 2010	76,000	$0.13	June 10, 2020	76,000
December 31, 2010	266,000	$0.07	December 31, 2020	266,000
July 19, 2011	8,068,000	$0.50	July 31, 2016	1,442,000

Total	9,910,000			9,910,000

During the year-ended December 31, 2013, 360,000 options with an exercise price of $0.20 expired on October 31, 2013.

Warrants

There are no warrants outstanding for the Company.

5.   INCOME TAXES

For the year ended December 31, 2013, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $4,406,149 at December 31, 2013, and will expire beginning in the year 2029.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$73,063	$342,934
Less: valuation allowance	(73,063)	(342,934)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$1,498,091	$1,425,028
Less: valuation allowance	(1,498,091)	(1,425,028)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,406,149 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

6.   SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any material subsequent events to disclose.

7.   RESTATEMENTS

The Company has restated its financial statements for the years ended December 31, 2011 and December 31, 2012 to reflect the following adjustments:

(i)      Fair value of conversion feature included in notes payable

In connection with a convertible line of credit, the Company has recorded an expense for the fair value of the conversion feature using Black Scholes Option Pricing Model and re-valued the conversion feature at year end.  This has resulted in the inclusion of “Derivative Liability”, “Debt Discount”, “Derivative Expense”, “Amortization of Debt Discount” and “Change in Fair Market Value of Derivative” accounts and a change to “Interest Expense” as demonstrated above.

 (ii)    Loan payable

A re-examination of the Company’s loan documents revealed the Company was calculating interest expense and payable based upon an understated loan payable balance as there was a re-allocation between accrued interest payable and loan payable.  In addition, it was noted that the Company failed to accrue default interest and penalties on certain loans payable.  The net result of the above misstatements was a decrease to “Interest Payable”, an increase to “Loan Payable” and an increase to “Interest expense”.

December 31, 2011

		As of December 31, 2011
	As Originally Reported $	Adjustments $	As Restated $
Balance Sheet
Accrued interest	718,024	(632,123)	85,901
Derivative liability	-	142,623	142,623
Notes payable	683,480	645,962	1,329,442
Less: Debt discount	-	(106,287)	(106,287)
Accumulated deficit	(8,628,495)	(50,175)	(8,678,670)

	For The Year Ended December 31, 2011
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Interest expense	173,866	13,839	187,705
Amortization of debt discount	-	35,429	35,429
Change in fair market value of derivative	-	907	907
Net Loss	(670,002)	(50,175)	(720,177)

	For The Period from Inception to December 31, 2011
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Interest expense	836,211	13,839	850,050
Amortization of debt discount	-	35,429	35,429
Change in fair market value of derivative	-	907	907
Net Loss	(3,132,454)	(50,175)	(3,182,629)

		As of December 31, 2012
	As Originally Reported $	Adjustments $	As Restated $
Balance Sheet
Accrued interest	795,864	(555,785)	240,079
Derivative liability	-	385,166	385,166
Notes payable	1,005,920	645,962	1,651,882
Less: Debt discount	-	(20,444)	(20,444)
Accumulated deficit	(9,232,399)	(454,899)	(9,687,298)

	For The Year Ended December 31, 2012
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Interest expense	77,800	76,338	154,138
Amortization of debt discount	-	305,283	305,283
Derivative expense	-	2,339	2,339
Change in fair market value of derivative	-	20,764	20,764
Net Loss	(603,904)	(404,724)	(1,008,628)

	For The Period from Inception to December 31, 2012
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Interest expense	914,011	90,177	1,004,188
Amortization of debt discount	-	340,712	340,712
Derivative expense	-	2,339	2,339
Change in fair market value of derivative	-	21,671	21,671
Net Loss	(3,736,358)	(454,899)	(4,191,257)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Positions and Offices	Period of Service

Richard Pak	39	President, CEO, CFO, Treasurer and Director	April 19, 2012 to Present

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Richard Pak President, CEO, CFO, Treasurer, Director	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Katrina Van Duzee Secretary	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$1,500 $32,000	$1,500 $32,000
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Amro Albanna(1) Former Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Loren Kaiser(2) Former President, CEO, CFO, Secretary, Treasurer, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Compensation of Directors

There was no compensation paid to any director who was not an Executive Officer during the year ended December 31, 2013.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	9,910,000	$0.20	2,230,000
Equity compensation plans not approved by stockholders	0	0	0
Total	9,910,000	$0.20	2,230,000

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information at May 11, 2014, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of May 11, 2014, we had 50,280,399 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Richard Pak 5150 E. Pacific Coast Highway, Suite 200 Long Beach, CA 90804	0	0.00%
	All Officers and Directors as a Group (1 Person)	0	0.00%
Common Stock	Albanna Family Trust (2) PO Box 5939 Riverside, CA 92517	5,000,000	9.94%
	Total	5,000,000	9.94%

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$15,400	$12,450
Audit-related fees	nil	nil
Tax fees	nil	nil
All other fees	nil	nil
Total	$15,400	$12,450

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $15,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $12,450 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $5,250 and $nil, respectively.

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

Dated:  May 12, 2014

/s/ Richard Pak

By: Richard Pak

Its: President, Principal Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 12, 2014

/s/ Richard Pak

Richard Pak - Director