Form 10-Q
period 2014-03-31
DEAL A DAY GROUP CORP.
filed 2014-05-20
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014, there were 50,380,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

(A Development Stage Company)

Balance Sheets (Unaudited)

As of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
Assets

Current:
Cash and cash equivalents	$-	$-
Prepaids and other assets	-	-

Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$245,503	$230,118
Due to director	34,217	30,725
Accrued interest	445,874	404,715
Derivative liability	423,129	304,189
Notes payable	1,645,034	1,645,034

Total Liabilities	2,793,757	2,614,781

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and
outstanding, 50,380,399 shares at March 31, 2014 and
December 31, 2013	50,380	50,380
Additional paid-in capital	7,237,029	7,237,029
Accumulated deficit	(10,081,166)	(9,902,190)

Total Stockholders’ Deficit	(2,793,757)	(2,614,781)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2014 and 2013 and the

Period from January 1, 2009 (Inception of development stage) to March 31, 2014

	Three Months Ended March 31, 2014	(Restated) Three Months Ended March 31, 2013	From January 1, 2009 (Inception of development stage) to March 31, 2014

Operating expense:
General and administrative	$18,877	$25,343	$869,860
Stock based compensation	-	9,951	1,998,842

Operating loss	(18,877)	(35,294)	(2,868,702)

Non-operating income (expenses):
Interest expense	(41,159)	(41,160)	(1,209,985)
Forgiveness of debt	-	-	17,653
Derivative expense	-	-	(4,241)
Amortization of debt discount	-	(9,541)	(382,128)
Change in fair market value of derivative	(118,940)	62,075	(36,760)

Loss from continuing operations	(178,976)	(23,920)	(4,484,163)

Loss from discontinued operations	-	-	(147,544)
Net Loss	(178,976)	(23,920)	(4,631,707)

Less: net income attributable to non-controlling interests	-	-	46,582

Net Loss attributable to common stockholders	$(178,976)	$(23,920)	$(4,585,125)

Net Loss per share, basic and diluted, before discontinued
Operations	$(0.00)	$(0.00)
Net Loss per share, basic and diluted, from discontinued
Operations	-	-
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,380,399	49,218,805

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statement of Stockholders’ Deficit (Unaudited)

As of March 31, 2014

	Common Stock		Additional	Non-controlling
	Shares	Amount ($)	Paid-In Capital ($)	Interest in Subsidiaries ($)	Accumulated Deficit ($)	Total ($)
Balance, January 1, 2009	47,756,278	47,756	8,246,425	-	(13,614,996)	(5,320,815)
Conversion of Notes Payable	6,575,072	6,575	1,052,757	-	-	1,059,332
Stock based compensation	-	-	579,028	-	-	579,028
Net Loss	-	-	-	-	(1,263,181)	(1,263,181)

Balance, December 31, 2009	54,331,350	54,331	9,878,210	-	(14,878,177)	(4,945,636)
Conversion of Notes Payable	14,493,441	14,493	861,395	-	-	875,888
Conversion of Accounts Payable	2,075,087	2,075	94,561	-	-	96,636
Private Placement in Subsidiaries	365,021	365	6,137	269,892	-	276,394
Private Placement	312,500	313	24,687	-	-	25,000
Stock based compensation	-	-	903,746	-	-	903,746
Net Loss	-	-	-	(46,582)	(1,199,271)	(1,245,853)

Balance, December 31, 2010	71,577,399	71,577	11,768,736	223,310	(16,077,448)	(4,013,825)
Settlement of notes payable-related party	-	-	66,933	-	-	66,933
Conversion of notes payable	-	-	27,285	-	-	27,285
Sale of subsidiaries	-	-	(6,400,538)	(223,310)	8,118,955	1,495,107
1 for 2 stock split	(35,277,281)	(35,277)	35,277	-	-	-
Returned shares	(581,313)	(581)	581	-	-	-
Purchase of assets	1,500,000	1,500	-	-	-	1,500
Conversion of notes payable	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of options	-	-	309,400	-	-	309,400
Net Loss	-	-	-	-	(720,177)	(720,177)

Restated, Balance, December 31, 2011	49,218,805	49,219	6,995,674	-	(8,678,670)	(1,633,777)
Issuance of options	-	-	196,717	-	-	196,717
Net Loss	-	-	-	-	(1,008,628)	(1,008,628)

Restated, Balance, December 31, 2012	49,218,805	49,219	7,192,391	-	(9,687,298)	(2,445,688)

Deal a Day Group Corp.

Statement of Stockholders’ Deficit (Unaudited)

As of March 31, 2014

(continued)

Restated, Balance, December 31, 2012 (continued)	49,218,805	49,219	7,192,391	-	(9,687,298)	(2,445,688)

Shares for debt	1,061,594	1,061	30,787	-	-	31,848
Shares for settlement	100,000	100	3,900	-	-	4,000
Issuance of options	-	-	9,951	-	-	9,951
Net Loss	-	-	-	-	(214,892)	(214,892)

Balance, December 31, 2013	50,380,399	50,380	7,237,029	-	(9,902,190)	(2,614,781)

Net Loss	-	-	-	-	(178,976)	(178,976)

Balance, March 31, 2014	50,380,399	50,380	7,237,029	-	(10,081,166)	(2,793,757)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

Period from January 1, 2009 (Inception of development stage) to March 31, 2014

	Three Months Ended March 31, 2014	(Restated) Three Months Ended March 31, 2013	From January 1, 2009 (Inception of development stage) to March 31, 2014

Cash Flows From Operating Activities
Net loss	$(178,976)	$(23,920)	$(4,585,125)
Loss from discontinued operations	-	-	(5,496,041)

Loss from continuing operations	(178,976)	(23,920)	(10,081,166)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock based compensation	-	9,951	1,998,842
Forgiveness of debt	-	-	(17,653)
Shares issued as settlement	-	-	4,000
Derivative expense	-	-	4,241
Amortization of debt discount	-	9,541	382,128
Change in fair market value of derivative	118,940	(62,075)	36,760
Changes in assets and liabilities:
Accounts payable	15,385	10,900	263,156
Due to related party	3,492	-	101,150
Accrued expenses	41,159	41,160	445,874

Net Cash used in operating activities	-	(14,443)	(6,862,668)

Cash Flows From Financing Activities Borrowings on note payable	-	15,000	4,807,539
Proceeds from private placement	-	-	2,055,129

Net Cash provided by financing activities	-	15,000	6,862,668

Net increase in cash and cash equivalents	-	557	-
Cash and cash equivalents, opening	-	95	-

Cash and cash equivalents, closing	$-	$652	$-

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$800
Non-cash investing and financing activities
Conversion of notes payable to equity	$-	$-	$2,250,174

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Financial Statements

March 31, 2014

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

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of March 31, 2014, 50,380,399 shares of common stock are outstanding.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. As of March 31, 2014 and December 31, 2013, the Company had no cash on deposit.

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through March 31, 2104, the Company has not generated any revenue, has a negative working capital and has losses since inception.  As of March 31, 2014, the accumulated deficit is $10,081,166 and the working capital deficiency is $2,793,757.

Recently Issued Accounting Standards

There are no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.   DUE TO DIRECTOR

A director loaned the Company money during the period for cash flow needs. The balance due to the director of $34,217 as of March 31, 2014 (December 31, 2013: $30,725) is unsecured, non-interest bearing and has no specific terms of repayment.

4.   NOTES PAYABLE

Description	March 31, 2014	December 31, 2013
On October 27, 2009, the Company entered into a note payable for $74,202.72 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of March 31, 2014 and December 31, 2013, the note has accrued interest of $53,396 and $51,146, respectively. The note is currently in default.	$60,000	$60,000
On October 26, 2009, the Company entered into a note payable for $141,623.23 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of March 31, 2014 and December 31, 2013, the note has accrued interest of $81,765 and $76,454, respectively. The note is currently in default.	141,632	141,632
On November 4, 2011, the Company entered into an amended note payable for $945,962 at 10% interest per annum due December 31, 2012. As of March 31, 2014 and December 31, 2013, the note has accrued interest of $228,607 and $204,958, respectively. The note is currently in default.	945,962	945,962
On October 11, 2011, the Company entered into a convertible line of credit note up to $500,000 at 8% interest per annum due December 31, 2012. The Company has received extensions to date that move the maturity date up to October 1, 2014. As of March 31, 2014 and December 31, 2013, the note has accrued interest of $82,106 and $72,157, respectively. See note 5.	497,440	497,440
	$1,645,034	$1,645,034

All of the outstanding principal debt of $1,645,034 is due within one year.

5.   CONVERTIBLE DEBT

On October 1, 2011, the Company issued a convertible credit line of $500,000 with a 10% interest rate per annum. The amount drawn plus any accrued interest is convertible into shares of the Company’s common stock at a rate of 85% multiplied by the average market price of the previous 30 days trading prior to the conversion. As of March 31, 2014 and December 31, 2013, the amount drawn is $497,440 and $497,440, respectively. The total accrued interest as of March 31, 2014 and December 31, 2013 is $82,355 and $72,157, respectively. See note 4.

In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The Company uses the Black-Scholes option pricing model to value the separate derivative liabilities for each of the draws against the credit line.  Included in the model are the following assumptions: stock price at valuation date of $0.01-$0.04 (2013: $0.01-$0.30), exercise price of $0.02-$0.05 (2013: $0.03-$0.27), dividend yield of zero (2013: zero), years to maturity of 0.33-0.75 (2013: 0.08-1 year), a risk free rate of 0.13%-0.16% (2013: 0.12%-0.16%), and annualized volatility of 330%-498% (2013: 93%-325%). The Company recognized a derivative expense of $0 and $0 during the three months ended March 31, 2014 and 2013, respectively.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the three months ended March 31, 2014 and 2013, the Company recorded a change in fair market value of the derivative liability of $118,940 of expense and $62,075 of income, respectively, in relation to the aforementioned credit line. During the three months ended March 31, 2014 and 2013, $0 and $9,541, respectively, of debt discount was amortized.

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

Stock-Based Compensation

During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation of $0 and $9,951, respectively, related to stock options issued between June 1, 2009 and April 19, 2010.

The following table summarizes the stock options outstanding at March 31, 2014:

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

On October 31, 2013, 360,000 options with an exercise price of $0.20 expired.

Warrants

There are no warrants outstanding for the Company.

7.   SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any material subsequent events to disclose.

8.   RESTATEMENTS

The Company has restated its financial statements for the three months ended March 31, 2013 to reflect the following adjustments:

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

	For the Three Months Ended March 31, 2013
	As Originally Reported	Adjustments	As Restated
Statement of Operations and	$	$	$
Deficit
Interest expense	22,543	18,617	41,160
Amortization of debt discount	-	9,541	9,541
Change in fair market value of derivative	-	(62,075)	(62,075)
Net Loss	(57,837)	(33,917)	(23,920)

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2014 and the three month period ended March 31, 2013

The Company is a development stage company with no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 consisted primarily of general and administrative expenses and stock based compensation.

General and administrative expenses for the three months ended March 31, 2014 were $18,877 compared to the three months ended March 31, 2013 which were $25,343.  The decrease of $6,466 is a result of the Company reducing operations during fiscal 2014 as it seeks additional financing.

Stock based compensation for the three months ended March 31, 2014 was $nil compared to the three months ended March 31, 2013 which were $9,951.  The decrease of $9,951 is a result of all options completing their vesting periods the first quarter of 2013.

Interest expense for the three months ended March 31, 2014 totaled $41,159 compared to $41,160 for the three months ended March 31, 2013.

Change in the fair market value of the derivative liability was an expense of $118,940 for the three months ended March 31, 2014 compared to a gain of $62,075 during the three months ended March 31, 2013.  The Company also recorded an amortization of debt discount of $9,541 in 2013 which did not occur in 2014 as there was no remaining debt discount to amortize.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended March 31, 2014 and 2013 of $178,976 and $23,920, respectively.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2014 was $0 as compared to $14,443 used in operating activities for the three months ended March 31, 2013. The decrease is primarily due to the Company being able to finance operations through debt in the comparable period whereas operations decreased drastically in the most recently completed financial period.

Financing Activities: The Company did not receive cash from financing activities for the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company raised $15,000 through debt.

The Company had cash and cash equivalents of $0 as of March 31, 2014 and December 31, 2013.  The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

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

DEAL A DAY GROUP CORP.

Dated: May 20, 2014	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting
Officer, Treasurer and Director