Form 10-K/A
period 2013-12-31
DEAL A DAY GROUP CORP.
filed 2014-07-03
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

To

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from __________ to _________

DEAL A DAY GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-52323	90-0731925
(State or other jurisdiction of Incorporation	(Commision File Number)	(IRS Employer Identification Number)

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

As of May 9, 2014, there were 50,380,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Thereafter and due to the growth and evolution of the daily deal industry, we decided to change our business model. On September 1, 2011 we changed our name to Deal a Day Group Corp. to reflect our new business direction in the internet sales and marketing industry. Accordingly, on November 4, 2011, we entered into an Asset Acquisition Agreement (the “Asset Acquisition Agreement”) with Rich Media Corp. (“RMC”) whereby the Company acquired certain assets directly related to various online marketing and media websites, and social media accounts operating in the internet sales and marketing industries (collectively “the Acquired Assets”). In exchange for the Acquired Assets, RMC received an aggregate payment of one million five hundred thousand (1,500,000) restricted shares of the Company’s common stock. The assets acquired included a web presence (including URLs, domains, websites and social media outlets), marketing and branding materials (including intellectual property, artwork, logos and graphics), existing contracts and books and records. The consideration given for the assets was valued at $1,500 and a likewise valuation allowance was taken in the financial statements for the year-ended December 31, 2011.

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

*Prices reflect post-split numbers.

Record Holders

As of May 9, 2013, an aggregate of 50,380,399 shares of our common stock were issued and outstanding and were held by approximately 53 holders of record, based on information provided by our transfer agent.

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

The Company anticipates that it will require a minimum of $25,000 to maintain its ability to continue its operations assuming no debtors seek additional action against the Company. The Company anticipates that $25,000 will be used as follows:

Description	Amount

Rent	$1,500
Legal	5,000
Accounting and audit	7,500
Office and administrative	2,500
Transfer agent and filing fees	3,500
Consulting	5,000

Total	$25,000

The Company intends to raise a minimum of $25,000 for 2014 through related party financing until such time the Company may raise significant funds through the issuance of stock or additional debt. Should the Company be unable to achieve a significant financing, the Company will continue to seek financing through related party financing. The Company anticipates that the likelihood of securing funds from related partiesto be high and the likelihood to secure significant financing through the issuance of stock or debt instruments to be low based upon investor sentiment to date.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Deal A Day Group Corp.

Long Beach, CA 90804

We have audited the accompanying consolidated balance sheets of Deal A Day Group Corp. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from January 1, 2009 (Inception of development stage) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deal A Day Group Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the period from January 1, 2009 (Inception of development stage) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Deal A Day Group Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 11, 2014

Deal a Day Group Corp.

(A Development Stage Company)

Balance Sheets

As of December 31, 2013 and 2012

		(Restated)
	December 31,	December 31,
	2013	2012
Assets

Current:
Cash and cash equivalents	$-	$$95
Prepaids and other assets	-	3,700

Total current assets	-	3,795

Total Assets	$-	$$3,795

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$230,118	$192,800
Due to director	30,725	-
Accrued interest	404,715	240,079
Derivative liability	304,189	385,166
Notes payable	1,645,034	1,651,882
Less: debt discount	-	(20,444)

Total Liabilities	2,614,781	2,449,483

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

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statement of Stockholders’ Deficit

As of December 31, 2013

	Common Stock		Additional	Non-controlling Interest in	Accumulated
	Shares	Amount	Paid-In Capital	Subsidiaries	Deficit	Total

Balance, January 1, 2009	47,756,278	$47,756	$8,246,425	$-	$(13,614,996)	$(5,320,815)
Conversion of Notes Payable	6,575,072	6,575	1,052,757	-	-	1,059,332
Stock based compensation	-	-	579,028	-	-	579,028
Net Loss	-	-	-	-	(1,263,181)	(1,263,181)

Balance, December 31, 2009	54,331,350	54,331	9,878,210	-	(14,878,177)	(4,945,636)
Conversion of Notes Payable	14,493,441	14,493	861,395	-	-	875,888
Conversion of Accounts Payable	2,075,087	2,075	94,561	-	-	96,636
Private Placement in Subsidiaries	365,021	365	6,137	269,892	-	276,394
Private Placement	312,500	313	24,687	-	-	25,000
Stock based compensation	-	-	903,746	-	-	903,746
Net Loss	-	-	-	(46,582)	(1,199,271)	(1,245,853)

Balance, December 31, 2010	71,577,399	71,577	11,768,736	223,310	(16,077,448)	(4,013,825)
Settlement of notes payable-related party	-	-	66,933	-	-	66,933
Conversion of notes payable	-	-	27,285	-	-	27,285
Sale of subsidiaries	-	-	(6,400,538)	(223,310)	8,118,955	1,495,107
1 for 2 stock split	(35,277,281)	(35,277)	35,277	-	-	-
Returned shares	(581,313)	(581)	581	-	-	-
Purchase of assets	1,500,000	1,500	-	-	-	1,500
Conversion of notes payable	12,000,000	12,000	1,188,000	-	-	1,200,000
Issuance of options	-	-	309,400	-	-	309,400
Net Loss	-	-	-	-	(720,177)	(720,177)

Restated, Balance, December 31, 2011	49,218,805	49,219	6,995,674	-	(8,678,670)	(1,633,777)
Issuance of options	-	-	196,717	-	-	196,717
Net Loss	-	-	-	-	(1,008,628)	(1,008,628)

Restated, Balance, December 31, 2012	49,218,805	$49,219	$7,192,391	$-	$(9,687,298)	$(2,445,688)

Shares for debt	1,061,594	1,061	30,787	-	-	31,848
Shares for settlement	100,000	100	3,900	-	-	4,000
Issuance of options	-	-	9,951	-	-	9,951
Net Loss	-	-	-	-	(214,892)	(214,892)

Balance, December 31, 2013	50,380,399	50,380	7,237,029	-	(9,902,190)	(2,614,781)

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

The Company anticipates that it will require a minimum of $25,000 to maintain its operations assuming no debtors seek additional action against the Company. The Company anticipates that $25,000 will be used as follows:

Description	Amount

Rent	$1,500
Legal	5,000
Accounting and audit	7,500
Office and administrative	2,500
Transfer agent and filing fees	3,500
Consulting	5,000

Total	$25,000

The Company intends to raise a minimum of $25,000 for 2014 through related party financings.

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

The following table summarizes the stock options outstanding at December 31, 2013:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2013

June 1, 2009	800,000	$0.20	June 1, 2019	800,000
April 19, 2010	350,000	$0.20	April 19, 2020	350,000
April 19, 2010	350,000	$0.13	April 19, 2020	350,000
June 10, 2010	76,000	$0.13	June 10, 2020	76,000
December 31, 2010	266,000	$0.07	December 31, 2020	266,000
July 19, 2011	8,068,000	$0.50	July 31, 2016	1,442,000

Total	9,910,000			9,910,000

The following table summarizes changes in options outstanding:

	Number of Options	Weighted Average Exercise Price

December 31, 2011 and 2012	10,270,000	$0.17
Expired	(360,000)	(0.20)

December 31, 2013	9,910,000	0.17

The Company uses the Black-Scholes option valuation model to value stock options. The Black-Scholes model was developed for use in estimating the fair value of stock options. The model requires management to make estimates, which are subjective, and may not be representative of actual results. Assumptions used to determine the fair value of the remaining stock options are as follows:

Risk-free interest rate	3.30% - 3.83%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	4-10 years

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

December 31, 2011

	As of December 31, 2011
	As Originally Reported $	Adjustments $	As Restated $
Balance Sheet
Accrued interest	718,024	(632,123)	85,901
Derivative liability	-	142,623	142,623
Notes payable	683,480	645,962	1,329,442
Less: Debt discount	-	(106,287)	(106,287)
Accumulated deficit	(8,628,495)	(50,175)	(8,678,670)

	For The Year Ended December 31, 2011
	As Originally Reported $	Adjustments $	As Restated $
Statement of Operations and
Deficit
Interest expense	173,866	13,839	187,705
Amortization of debt discount	-	35,429	35,429
Change in fair market value of derivative	-	907	907
Net Loss	(670,002)	(50,175)	(720,177)

	For The Period from Inception to December 31, 2011
	As Originally Reported $	Adjustments $	As Restated $
Statement of Operations and
Deficit
Interest expense	836,211	13,839	850,050
Amortization of debt discount	-	35,429	35,429
Change in fair market value of derivative	-	907	907
Net Loss	(3,132,454)	(50,175)	(3,182,629)

	As of December 31, 2012
	As Originally Reported $	Adjustments $	As Restated $
Balance Sheet
Accrued interest	795,864	(555,785)	240,079
Derivative liability	-	385,166	385,166
Notes payable	1,005,920	645,962	1,651,882
Less: Debt discount	-	(20,444)	(20,444)
Accumulated deficit	(9,232,399)	(454,899)	(9,687,298)

	For The Period from Inception to December 31, 2012
	As Originally Reported $	Adjustments $	As Restated $
Statement of Operations and
Deficit
Interest expense	77,800	76,338	154,138
Amortization of debt discount	-	305,283	305,283
Derivative expense	-	2,339	2,339
Change in fair market value of derivative	-	20,764	20,764
Net Loss	(603,904)	(404,724)	(1,008,628)

	For The Period from Inception to December 31, 2012
	As Originally Reported $	Adjustments $	As Restated $
Statement of Operations and
Deficit
Interest expense	914,011	90,177	1,004,188
Amortization of debt discount	-	340,712	340,712
Derivative expense	-	2,339	2,339
Change in fair market value of derivative	-	21,671	21,671
Net Loss	(3,736,358)	(454,899)	(4,191,257)

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2013, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Richard Pak President, CEO, CFO, Treasurer, Director	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Katrina Van Duzee Secretary	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	1,500 32,000	1,500 32,000
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Amro Albanna(1) Former Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Loren Kaiser(2) Former President, CEO, CFO, Secretary, Treasurer, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information at May 9, 2014, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of May 9, 2014, we had 50,280,399 shares of Common Stock issued and outstanding.

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

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAL A DAY GROUP CORP.

Dated: July 2, 2014

/s/ Richard Pak

By: Richard Pak

Its: President, Principal Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: July 3, 2014

/s/ Richard Pak

Richard Pak - Director