Form 10-Q/A
period 2014-03-31
DEAL A DAY GROUP CORP.
filed 2014-07-03
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

to

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Deal a Day Group Corp. (the “Company”), hereby amends its Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2014, solely to change “September 30, 2013” to “March 31, 2104” under Item 4 (Controls and Procedures). There are no other changes to the original Form 10-Q filed on May 20, 2014. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q on May 20, 2014, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth herein.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31. 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
3.01a	Articles of Merger	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.01b	Certificate of Amendment	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.01c	Certificate of Amendment	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
3.02	Bylaws	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
3.02a	Amended and Restated Bylaws	Filed with the SEC on November 19, 2008 as part of our Quarterly Report on Form 10-Q.
10.01	Asset Acquisition Agreement with Rich Media Corp.	Filed with the SEC on June 14, 2012 as part of our Registration Statement on Form 10-12G.
14.01	Code of Business Conduct and Ethics	Filed with the SEC on November 2, 2005 as part of our Registration Statement on Form SB-2.
21.01	List of Subsidiaries	Filed with the SEC on April 1, 2008 as part of our Annual Report on Form 10-K.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	(1)
101.SCH*	XBRL Taxonomy Extension Schema Document	(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	(1)

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)

Incorporated by reference to Registrant’s Form 10-Q (File No. 000-52323) for the Quarter Ended March 31, 2014, and filed with the Commission on May 20, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAL A DAY GROUP CORP.

Dated: July 3, 2014	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting
Officer, Treasurer and Director

4