Form 10-Q
period 2014-06-30
DEAL A DAY GROUP CORP.
filed 2014-08-14
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 7, 2014, there were 50,380,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

Balance Sheets

	June 30,	December 31,
	2014	2013
Assets

Current:
Cash and cash equivalents	-	-
Prepaid expenses and other assets	-	-

Total current assets	-	-

Total Assets	-	-

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	260,645	230,118
Due to director	49,027	30,725
Accrued interest	487,282	404,715
Derivative liability	424,727	304,189
Notes payable	1,645,034	1,645,034

Total Liabilities	2,866,715	2,614,781

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and outstanding, 50,380,399 shares at June 30, 2014 and December 31, 2013, respectively	50,380	50,380
Additional paid-in capital	7,237,029	7,237,029
Accumulated deficit	(10,154,124)	(9,902,190)

Total Stockholders’ Deficit	(2,866,715)	(2,614,781)

Total Liabilities and Stockholders’ Deficit	-	-

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30, 2014	(Restated) Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	(Restated) Six Months Ended June 30, 2013

Operating expenses:
General and administrative	$29,952	$11,435	$48,829	$38,485
Stock based compensation	-	-	-	9,951

Total Operating Expenses	(29,952)	(11,435)	(48,829)	(48,436)

Non-operating income (expenses):
Interest expense	(41,408)	(41,159)	(82,567)	(82,319)
Amortization of debt discount	-	(11,688)	-	(21,229)
Change in fair market value of derivative	(1,598)	7,791	(120,538)	69,866

Loss from operations	(72,958)	(56,491)	(251,934)	(82,118)

Provision for income taxes	-	-	-	-

Net Loss	(72,958)	(56,491)	(251,934)	(82,118)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	50,380,399	49,218,805	50,380,399	49,218,805

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statement of Stockholders’ Deficit

As of June 30, 2014

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Restated, Balance, December 31, 2011	49,218,805	$49,219	$6,995,674	$(8,678,670)	$(1,633,777)
Issuance of options	-	-	196,717	-	196,717
Net Loss	-	-	-	(1,008,628)	(1,008,628)

Restated, Balance, December 31, 2012	49,218,805	49,219	7,192,391	(9,687,298)	(2,445,688)

Shares for debt	1,061,594	1,061	30,787	-	31,848
Shares for settlement	100,000	100	3,900	-	4,000
Issuance of options	-	-	9,951	-	9,951
Net Loss	-	-	-	(214,892)	(214,892)

Balance, December 31, 2013	50,380,399	50,380	7,237,029	(9,902,190)	(2,614,781)

Net Loss	-	-	-	(251,934)	-

Balance, June 30, 2014	50,380,399	$50,380	$7,237,029	$(10,154,124)	$(2,614,781)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014	(Restated) Six Months Ended June 30, 2013

Cash Flows From Operating Activities
Net loss	$(251,934)	$(82,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	9,951
Amortization of debt discount	-	21,229
Change in fair market value of derivative liability	120,538	(69,866)

Changes in assets and liabilities:
Prepaid expenses	-	3,600
Accounts payable	30,527	12,607
Due to related party	18,302	-
Accrued expenses	82,567	82,317

Net Cash used in operating activities	-	(22,280)

Cash Flows From Financing Activities
Borrowings on note payable	-	25,000

Net Cash provided by financing activities	-	25,000

Net increase (decrease) in cash and cash equivalents	-	2,720
Cash and cash equivalents, opening	-	95

Cash and cash equivalents, closing	$-	$2,815

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Financial Statements

June 30, 2014

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

As of June 30, 2014, 50,380,399 shares of common stock are outstanding.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2013. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD. The Company has adopted a December 31 year end.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. As of June 30, 2014 and December 31, 2013, the Company had no cash on deposit.

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern. Through June 30, 2014, the Company has not generated any revenue, has a negative working capital and has losses since inception. As of June 30, 2014, the accumulated deficit is $10,154,124 and the working capital deficiency is $2,866,715.

Recently Issued Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

There are no other accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.

DUE TO DIRECTOR

A director loaned the Company money during the period for cash flow needs. The balance due to the director of $49,027 as of June 30, 2014 (December 31, 2013: $30,725) is unsecured, non-interest bearing and has no specific terms of repayment.

4.

NOTES PAYABLE

Description	June 30, 2014	December 31, 2013
On October 27, 2009, the Company entered into a note payable for $74,202.72 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of June 30, 2014 and December 31, 2013, the note has accrued interest of $55,646 and $51,146, respectively. The note is currently in default.	$60,000	$60,000
On October 26, 2009, the Company entered into a note payable for $141,623.23 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of June 30, 2014 and December 31, 2013, the note has accrued interest of $87,076 and $76,454, respectively. The note is currently in default.	141,632	141,632
On November 4, 2011, the Company entered into an amended note payable for $945,962 at 10% interest per annum due December 31, 2012. As of June 30, 2014 and December 31, 2013, the note has accrued interest of $252,256 and $204,958, respectively. The note is currently in default.	945,962	945,962
On October 11, 2011, the Company entered into a convertible line of credit note up to $500,000 at 8% interest per annum due December 31, 2012. The Company has received extensions to date that move the maturity date up to October 1, 2014. As of June 30, 2014 and December 31, 2013, the note has accrued interest of $92,304 and $72,157, respectively. See note 5.	497,440	497,440
	$1,645,034	$1,645,034

All of the outstanding principal debt of $1,645,034 is due within one year.

5.

CONVERTIBLE DEBT

On October 1, 2011, the Company issued a convertible credit line of $500,000 with a 10% interest rate per annum. The amount drawn plus any accrued interest is convertible into shares of the Company’s common stock at a rate of 85% multiplied by the average market price of the previous 30 days trading prior to the conversion. As of June 30, 2014 and December 31, 2013, the amount drawn is $497,440 and $497,440, respectively. The total accrued interest as of June 30, 2014 and December 31, 2013 is $92,304 and $72,157, respectively. See note 4.

In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The Company uses the Black-Scholes option pricing model to value the separate derivative liabilities for each of the draws against the credit line. Included in the model are the following assumptions: stock price at valuation date of $0.03 (2013: $0.01-$0.30), exercise price of $0.03 (2013: $0.03-$0.27), dividend yield of zero (2013: zero), years to maturity of 0.50 (2013: 0.08-1 year), a risk free rate of 0.11% (2013: 0.12%-0.16%), and annualized volatility of 294% (2013: 93%-325%). The Company recognized a derivative expense of $0 and $0 during the three and six months ended June 30, 2014 and 2013, respectively.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the three and six months ended June 30, 2014, the Company recorded a change in fair market value of derivative liability of $(1,598) and $(120,538) (2013: $7,791 and $69,866), respectively, in relation to the aforementioned credit line. During the three and six months ended June 30, 2014 and 2013, $0 and $0 (2013: $11,688 and $21,229), respectively, of debt discount was amortized.

6.

CAPITAL STOCK

The Company is authorized to issue 1,800,000,000 shares of its $0.001 par value common stock.

Common Stock

During the year ended December 31, 2013, the Company retired $31,848 of debt by issuing 1,061,594 shares of common stock.

During the year ended December 31, 2013, the Company issued 100,000 shares of common stock as settlement for a dispute. The cumulative fair value of the shares issued is $4,000.

Stock-Based Compensation

During the three and six months ended June 30, 2014, the Company recognized stock-based compensation of $0 and $0 (2013: $0 and $9,951), respectively, related to stock options issued between June 1, 2009 and April 19, 2010.

The following table summarizes the stock options outstanding at June 30, 2014:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2014

June 1, 2009	800,000	$0.20	June 1, 2019	800,000
April 19, 2010	350,000	$0.20	April 19, 2020	350,000
April 19, 2010	350,000	$0.13	April 19, 2020	350,000
June 10, 2010	76,000	$0.13	June 10, 2020	76,000
December 31, 2010	266,000	$0.07	December 31, 2020	266,000
July 19, 2011	8,068,000	$0.50	July 31, 2016	1,442,000

Total	9,910,000			9,910,000

Warrants

There are no warrants outstanding for the Company.

6.

SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any material subsequent events to disclose.

7.

RESTATEMENTS

The Company has restated its financial statements for the periods ended June 30, 2013 to reflect the following adjustments:

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

	For the Three Months Ended June 30, 2013
	As Originally Reported	Adjustments	As Restated
Statement of Operations	$	$	$

Interest expense	(22,543)	(18,616)	(41,159)
Amortization of debt discount	-	(11,688)	(11,688)
Change in fair market value of derivative	-	7,791	7,791
Net Loss	(33,978)	(22,513)	(56,491)

	For the Six Months Ended June 30, 2013
	As Originally Reported	Adjustments	As Restated
Statement of Operations	$	$	$

Interest expense	(45,086)	(37,233)	(82,319)
Amortization of debt discount	-	(21,229)	(21,229)
Change in fair market value of derivative	-	69,866	69,866
Net Loss	(91,815)	9,697	(82,118)

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

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2014 and the three month period ended June 30, 2013

The Company has no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 consisted primarily of general and administrative expenses.

General and administrative expenses for the three months ended June 30, 2014 were $29,952 compared to the three months ended June 30, 2013 which were $11,435. The increase of $18,517 is a result of the Company incurring consulting fees to ensure all filings were without deficiencies.

Interest expense for the three months ended June 30, 2014 totaled $41,108 compared to $41,159 for the three months ended June 30, 2013.

Change in the fair market value of the derivative liability was an expense of $1,598 for the three months ended June 30, 2014 compared to a gain of $7,791 during the three months ended June 30, 2013. The Company also recorded an amortization of debt discount of $11,688 in 2013 which did not occur in 2014 as there was no remaining debt discount to amortize.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the three months ended June 30, 2014 and 2013 of $72,958 and $56,491, respectively.

Comparison of the six month period ended June 30, 2014 and the six month period ended June 30, 2013

The Company has no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 consisted primarily of general and administrative expenses and stock based compensation.

General and administrative expenses for the six months ended June 30, 2014 were $48,829 compared to the six months ended June 30, 2013 which were $38,485. The increase of $10,344 is a result of the Company incurring consulting fees to ensure all filings were without deficiencies.

Stock based compensation for the six months ended June 30, 2014 was $nil compared to the six months ended June 30, 2013 which were $9,951. The decrease of $9,951 is a result of all options completing their vesting periods during fiscal 2013.

Interest expense for the six months ended June 30, 2014 totaled $82,567 compared to $82,319 for the six months ended June 30, 2013.

Change in the fair market value of the derivative liability was an expense of $120,538 for the six months ended June 30, 2014 compared to a gain of $69,866 during the six months ended June 30, 2013. The Company also recorded an amortization of debt discount of $21,229 in 2013 which did not occur in 2014 as there was no remaining debt discount to amortize.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the six months ended June 30, 2014 and 2013 of $251,934 and $82,118, respectively.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2014 was $0 as compared to $22,280 used in operating activities for the six months ended June 30, 2013. The decrease is primarily due to the Company being able to finance operations through debt in the comparable period whereas operations decreased drastically in the most recently completed financial period.

Financing Activities: The Company did not receive cash from financing activities for the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company raised $25,000 through debt.

The Company had cash and cash equivalents of $0 as of June 30, 2014 and December 31, 2013. The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

PART II – OTHER INFORMATION

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

DEAL A DAY GROUP CORP.

Dated: August 8, 2014	/s/ Richard Pak
By: Richard Pak
Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director