Form 10-Q
period 2014-09-30
DEAL A DAY GROUP CORP.
filed 2014-11-14
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 50,380,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Deal a Day Group Corp.

Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
Assets

Current:
Cash and cash equivalents	$6,000	$	−

Total current assets	6,000		−

Total Assets	$6,000	$	−

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$284,684		$230,118
Due to director	57,902		30,725
Accrued interest	528,441		404,715
Derivative liability	354,929		304,189
Notes payable	1,645,034		1,645,034

Total Liabilities	2,870,990		2,614,781

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and outstanding, 50,380,399 shares at September 30, 2014 and December 31, 2013	50,380		50,380
Additional paid-in capital	7,237,029		7,237,029
Accumulated deficit	(10,152,399)		(9,902,190)

Total Stockholders’ Deficit	(2,864,990)		(2,614,781)

Total Liabilities and Stockholders’ Deficit	$6,000	$	−

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

Three Months Ended September 30, 2014	(Restated)Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	(Restated)Nine Months Ended September 30, 2013

Operating expenses:

General and administrative	$26,914	$38,611	$75,743	$75,389
Stock based compensation	−	−	−	9,951

Total Operating Expenses	(26,914)	(38,611)	(75,743)	(85,340)

Non-operating income (expenses):
Interest expense	(41,159)	(41,160)	(123,726)	(123,479)
Amortization of debt discount	−	(11,287)	−	(20,182)
Change in fair market value of derivative	69,798	(7,693)	(50,740)	62,173

Income (Loss) from operations	1,725	(98,751)	(250,209)	(166,828)

Provision for income taxes	−	−	−	−

Net Income (Loss)	1,725	(98,751)	(250,209)	(166,828)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	50,380,399	50,380,399	50,380,399	50,173,232

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statement of Stockholders’ Deficit (Unaudited)

As of September 30, 2014

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Restated, Balance, December 31, 2011	49,218,805	$49,219	$6,995,674	$(8,678,670)	$(1,633,777)
Issuance of options	−	−	196,717	−	196,717
Net Loss	−	−	−	(1,008,628)	(1,008,628)

Restated, Balance, December 31, 2012	49,218,805	49,219	7,192,391	(9,687,298)	(2,445,688)

Shares for debt	1,061,594	1,061	30,787	−	31,848
Shares for settlement	100,000	100	3,900	−	4,000
Issuance of options	−	−	9,951	−	9,951
Net Loss	−	−	−	(214,892)	(214,892)

Balance, December 31, 2013	50,380,399	50,380	7,237,029	(9,902,190)	(2,614,781)

Net Loss	−	−	−	(250,209)	(250,209)

Balance, September 30, 2014	50,380,399	$50,380	$7,237,029	$(10,152,399)	$(2,864,990)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

			(Restated)
	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013

Cash Flows From Operating Activities
Net loss		$(250,209)	$(166,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		−	9,951
Amortization of debt discount		−	20,182
Shares issued for services		−	4,000
Change in fair market value of derivative liability		50,740	(62,173)

Changes in assets and liabilities:
Prepaid expenses		−	3,600
Accounts payable		54,566	10,898
Accrued interest		123,726	123,479

Net Cash used in operating activities		(21,177)	(56,891)

Cash Flows From Financing Activities
Borrowings on note payable		−	25,000
Proceeds on loan from director		27,177	31,998

Net Cash provided by financing activities		27,177	56,998

Net increase in cash and cash equivalents		6,000	107
Cash and cash equivalents, opening		−	95

Cash and cash equivalents, closing		$6,000	$202

Supplemental cash flow information
Cash paid during the year for:
Interest	$	−	$ −
Income taxes	$	−	$ −

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Financial Statements (Unaudited)

September 30, 2014

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

As of September 30, 2014, 50,380,399 shares of common stock are outstanding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2013. The interim results for the three and six months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD. The Company has adopted a December 31 year end.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. As of September 30, 2014 and December 31, 2013, the Company had $6,000 and $0 cash on deposit.

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern. Through September 30, 2014, the Company has not generated any revenue, has a negative working capital and has losses since inception. As of September 30, 2014, the accumulated deficit is $10,152,399 and the working capital deficiency is $2,864,990.

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

3. DUE TO DIRECTOR

A director loaned the Company money during the period for cash flow needs. The balance due to the director of $57,902 as of September 30, 2014 (December 31, 2013: $30,725) is unsecured, non-interest bearing and has no specific terms of repayment.

4. NOTES PAYABLE

Description	September 30, 2014	December 31, 2013
On October 27, 2009, the Company entered into a note payable for $74,202.72 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of September 30, 2014 and December 31, 2013, the note has accrued interest of $57,896 and $51,146, respectively. The note is currently in default.	$60,000	$60,000
On October 26, 2009, the Company entered into a note payable for $141,623.23 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of September 30, 2014 and December 31, 2013, the note has accrued interest of $92,388 and $76,454, respectively. The note is currently in default.	141,632	141,632
On November 4, 2011, the Company entered into an amended note payable for $945,962 at 10% interest per annum due December 31, 2012. As of September 30, 2014 and December 31, 2013, the note has accrued interest of $275,905 and $204,958, respectively. The note is currently in default.	945,962	945,962
On October 11, 2011, the Company entered into a convertible line of credit note up to $500,000 at 8% interest per annum due December 31, 2012. The Company has received extensions to date that move the maturity date up to October 1, 2014. As of September 30, 2014 and December 31, 2013, the note has accrued interest of $102,252 and $72,157, respectively. See note 5.	497,440	497,440
	$1,645,034	$1,645,034

All of the outstanding principal debt of $1,645,034 is in default as of September 30, 2014.

5. CONVERTIBLE DEBT

On October 1, 2011, the Company issued a convertible credit line of $500,000 with a 10% interest rate per annum. The amount drawn plus any accrued interest is convertible into shares of the Company’s common stock at a rate of 85% multiplied by the average market price of the previous 30 days trading prior to the conversion. As of September 30, 2014 and December 31, 2013, the amount drawn is $497,440 and $497,440, respectively. The total accrued interest as of September 30, 2014 and December 31, 2013 is $102,252 and $72,157, respectively. See note 4.

In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The Company uses the Black-Scholes option pricing model to value the separate derivative liabilities for each of the draws against the credit line. Included in the model are the following assumptions: stock price at valuation date of $0.03 (2013: $0.01-$0.30), exercise price of $0.02 (2013: $0.03-$0.27), dividend yield of zero (2013: zero), years to maturity of 0.25 (2013: 0.08-1 year), a risk free rate of 0.11% (2013: 0.12%-0.16%), and annualized volatility of 141% (2013: 93%-325%). The Company recognized a derivative expense of $0 and $0 during the three and nine months ended September 30, 2014 and 2013, respectively.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the three and nine months ended September 30, 2014, the Company recorded a change in fair market value of derivative liability of $69,798 and $(50,470) (2013: $(7,693) and $62,173), respectively, in relation to the aforementioned credit line. During the three and nine months ended September 30, 2014 and 2013, $0 and $0 (2013: $11,287 and $20,182), respectively, of debt discount was amortized.

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

Stock-Based Compensation

During the three and nine months ended September 30, 2014, the Company recognized stock-based compensation of $0 and $0 (2013: $0 and $9,951), respectively, related to stock options issued between June 1, 2009 and April 19, 2010.

The following table summarizes the stock options outstanding at September 30, 2014:

Issue Date	Number	Price	Expiry Date	Outstanding at September 30, 2014

June 1, 2009	800,000	$0.20	June 1, 2019	800,000
April 19, 2010	350,000	$0.20	April 19, 2020	350,000
April 19, 2010	350,000	$0.13	April 19, 2020	350,000
June 10, 2010	76,000	$0.13	June 10, 2020	76,000
December 31, 2010	266,000	$0.07	December 31, 2020	266,000
July 19, 2011	8,068,000	$0.50	July 31, 2016	8,068,000

Total	9,910,000			9,910,000

Warrants

There are no warrants outstanding for the Company.

6. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any material subsequent events to disclose.

7. RESTATEMENTS

The Company has restated its financial statements for the periods ended September 30, 2013 to reflect the following adjustments:

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

(iii)

Settlement of Debt

In connection with stock issued as a settlement for debt, the Company neglected to include the amount of $11,500 included in General and administrative expenses during the comparative period. As such, the Company has restated the three and nine months ended September 30, 2013 to include the consulting expense included in the settlement.

	For the Three Months Ended September 30, 2013
	As Originally Reported	Adjustments	As Restated
Statement of Operations	$	$	$

General and administrative	(27,111)	(11,500)	(38,611)
Interest expense	(22,542)	(18,618)	(41,160)
Amortization of debt discount	−	(11,287)	(11,287)
Change in fair market value of derivative	−	(7,693)	(7,693)
Net Loss	(49,653)	(49,098)	(98,751)

	For the Nine Months Ended September 30, 2013
	As Originally Reported	Adjustments	As Restated
Statement of Operations	$	$	$

General and administrative	(63,889)	(11,500)	(75,389)
Interest expense	(67,628)	(55,851)	(123,479)
Amortization of debt discount	−	(20,182)	(20,182)
Change in fair market value of derivative	−	62,173	62,173
Net Loss	(141,468)	(25,360)	(166,828)

Statement of Cash Flows
Cash used in operating activities	(49,391)	(7,500)	(56,891)
Cash provided by financing activities	49,498	7,500	56,998

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

RESULTS OF OPERATIONS

Comparison of the three month period ended September 30, 2014 and the three month period ended September 30, 2013

The Company has no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 consisted primarily of general and administrative expenses.

General and administrative expenses for the three months ended September 30, 2014 were $26,914 compared to the three months ended September 30, 2013 which were $38,611. The decrease of $11,697 is a result of the Company settling consulting fees in the previous period.

Interest expense for the three months ended September 30, 2014 totaled $41,159 compared to $41,160 for the three months ended September 30, 2013.

Change in the fair market value of the derivative liability was an income of $69,798 for the three months ended September 30, 2014 compared to an expense of $7,693 during the three months ended September 30, 2013. The Company also recorded an amortization of debt discount of $11,287 in 2013 which did not occur in 2014 as there was no remaining debt discount to amortize.

Net Loss

As a result of the foregoing, we reported a net income (loss) attributable to common shareholders for the three months ended September 30, 2014 and 2013 of $1,725 and $(98,751), respectively.

Comparison of the nine month period ended September 30, 2014 and the nine month period ended September 30, 2013

The Company has no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 consisted primarily of general and administrative expenses and stock based compensation.

General and administrative expenses for the nine months ended September 30, 2014 were $75,743 compared to the nine months ended September 30, 2013 which were $75,389 resulting in an increase of $354.

Stock based compensation for the nine months ended September 30, 2014 was $nil compared to the nine months ended September 30, 2013 which were $9,951. The decrease of $9,951 is a result of all options completing their vesting periods during fiscal 2013.

Interest expense for the nine months ended September 30, 2014 totaled $123,726 compared to $123,479 for the nine months ended September 30, 2013.

Change in the fair market value of the derivative liability was an expense of $50,740 for the nine months ended September 30, 2014 compared to a gain of $62,173 during the nine months ended September 30, 2013. The Company also recorded an amortization of debt discount of $20,182 in 2013 which did not occur in 2014 as there was no remaining debt discount to amortize.

Net Loss

As a result of the foregoing, we reported a net loss attributable to common shareholders for the nine months ended September 30, 2014 and 2013 of $250,209 and $166,828, respectively.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations.

Operating Activities: Net cash used by operating activities for the nine months ended September 30, 2014 was $21,177 as compared to $56,891 used in operating activities for the nine months ended September 30, 2013.

Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2014 was $27,177, all from loans from a director. During the nine months ended September 30, 2013, the Company raised $56,998 through the issuance of a promissory note and loans from a director.

The Company had cash and cash equivalents of $6,000 and $0 as of September 30, 2014 and December 31, 2013. The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

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

PART II—OTHER INFORMATION

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

Dated: November 8, 2014

/s/ Richard Pak

By: Richard Pak

Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director