Form 10-K
period 2014-12-31
DEAL A DAY GROUP CORP.
filed 2015-04-17
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No  X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,358,412 based upon the price ($0.03) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded on the OTC Markets Group U.S., under the symbol “DEEL.”

As of April 15, 2015, there were 50,380,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Plan of Operations

Phase 1–Company Structure, Software and Technology

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

Phase 2–Operations, Marketing & Sales

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

Phase 3–Expansion Plans

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

	Company Common Stock Bid Prices*
	High	Low
2014
Quarter ended December 31	$0.03	$0.01
Quarter ended September 30	$0.04	$0.02
Quarter ended June 30	$0.07	$0.03
Quarter ended March 31	$0.21	$0.01

2013
Quarter ended December 31	$0.12	$0.01
Quarter ended September 30	$0.11	$0.01
Quarter ended June 30	$0.09	$0.01
Quarter ended March 31	$0.05	$0.01

*Prices reflect post-split numbers.

Record Holders

As of April 15, 2015, an aggregate of 50,380,399 shares of our common stock were issued and outstanding and were held by approximately 53 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014	December 31, 2013
Current Assets	$2,545	$0
Current Liabilities	$3,141,752	$2,614,781
Working Capital (Deficit)	$(3,139,207)	$(2,614,781)

Cash Flows

	December 31, 2014	December 31, 2013
Cash Flows From (Used in) Operating Activities	$2,545	$(25,095)
Cash Flows From Financing Activities	$0	$25,000
Net Increase (Decrease) in Cash During Period	$2,545	$(95)

Operating Revenues

Operating revenues for the year ended December 31, 2014 was $nil.

Operating revenues for the year ended December 31, 2013 was $nil.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2014 was $93,463 and is comprised mostly of stock based compensation, consulting fees, professional fees and general and administrative expenses.

Operating expenses for the year ended December 31, 2013 was $128,440 and is comprised mostly of stock based compensation, consulting fees, professional fees and general and administrative expenses.

Net loss for the year ended December 31, 2014 was $524,426 and is comprised of operating expenses, interest expense, forgiveness of debt, derivative expense, amortization of debt discount and change in fair market value of derivative.

Net loss for the year ended December 31, 2013 was $214,892 and is comprised of operating expenses, interest expense, forgiveness of debt, derivative expense, amortization of debt discount and change in fair market value of derivative.

Liquidity and Capital Resources

As at December 31, 2014, the Company’s total asset balance was $2,545 compared to $0 as at December 31, 2013.  The decrease in total assets is attributed mainly to a decrease in cash resulting from the Companies inability to raise sufficient debt or equity financing to cover expenses.

As at December 31, 2014, the Company had total liabilities of $3,141,752 compared with total liabilities of $2,614,781 as at December 31, 2013.  The increase in total liabilities was attributed to primarily to an increase of amounts owing to a related party, and interest.

As at December 31, 2014, the Company had a working capital deficit of $3,139,207 compared with a working capital deficit of $2,614,781 as at December 31, 2013.  The change in working capital deficit was a result of an increase in accrued interest payable and amounts owing to a related party.

Cashflow from Operating Activities

During the year ended December 31, 2014, the Company received $2,545 of cash for operating activities compared to the use of $25,095 of cash for operating activities during the year ended December 31, 2013.

Going Concern

In their report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon our obtaining further long-term financing, successful and sufficient market acceptance of our products and ultimately achieving a profitable level of operations.  We have historically incurred losses, and through December 31, 2014 have incurred losses of $10,426,919 from our inception.

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

ITEM 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Deal A Day Group Corp.

We have audited the accompanying balance sheet of Deal A Day Group Corp.  as of December 31, 2014 and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Deal A Day Group Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deal A Day Group Corp. as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 14, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Deal A Day Group Corp.

Long Beach, CA 90804

We have audited the accompanying balance sheet of Deal A Day Group Corp. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deal A Day Group Corp. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Deal A Day Group Corp. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 11, 2014

Deal a Day Group Corp.
Balance Sheets

	December 31, 2014	December 31,2013

Assets

Current:
Cash and cash equivalents	$2,545	$-
		-
Total current assets	2,545	-

Total Assets	$2,545	$-

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$295,475	$230,118
Due to director	61,376	30,725
Accrued interest	569,600	404,715
Derivative liability	570,267	304,189
Notes payable	1,645,034	1,645,034

Total Liabilities	3,141,752	2,614,781

Stockholders` Deficit
Common stock (par value $0.001) – Authorized, 1,800,000,000 common shares; issued and outstanding, 50,380,399 shares at December 31, 2014 and 2013	50,380	50,380
Additional paid-in capital	7,237,029	7,237,029
Accumulated deficit	(10,426,616)	(9,902,190)

Total Stockholders’ Deficit	(3,139,207)	(2,614,781)
Total Liabilities and Stockholders’ Deficit	$2,545	$-

Deal a Day Group Corp.

Statements of Operations

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Operating expenses:
General and administrative	$93,463	$118,489
Stock based compensation	-	9,951

Total Operating Expenses	(93,463)	(128,440)

Non-operating income (expenses):
Interest expense	(164,885)	(164,638)
Forgiveness of debt	-	17,653
Derivative expense	-	(1,902)
Amortization of debt discount	-	(41,416)
Change in fair market value of derivative	(266,078)	103,851

Income (Loss) from operations	(524,426)	(214,892)

Provision for income taxes	-	-

Net Income (Loss)	$(524,426)	$(214,892)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	50,380,399	50,222,267

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statement of Stockholders’ Deficit

As of December 31, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total

Balance, December 31, 2012	49,218,805	49,219	7,192,391	(9,687,298)	(2,445,688)

Shares for debt	1,061,594	1,061	30,787	-	31,848
Shares for settlement	100,000	100	3,900	-	4,000
Issuance of options	-	-	9,951	-	9,951
Net Loss	-	-	-	(214,892)	(214,892)

Balance, December 31, 2013	50,380,399	50,380	7,237,029	(9,902,190)	(2,614,781)

Net Loss	-	-	-	(52,4,426)	(524,426)

Balance, December 31, 2014	50,380,399	$50,380	$7,237,029	$(10,426,616)	$(3,139,207)

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash Flows From Operating Activities
Net loss	$(524,426)	$(214,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	9,951
Forgiveness of debt	-	(17,653)
Shares issued on settlement	-	4,000
Derivative expense	-	1,902
Amortization of debt discount	-	41,416
Change in fair market value of derivative liability	266,078	(103,851)

Changes in assets and liabilities:
Prepaid expenses	-	3,700
Accounts payable	65,357	54,971
Due to related party	30,651	30,725
Accrued interest	164,885	164,636

Net Cash provided by (used in) operating activities	2,545	(25,095)

Cash Flows From Financing Activities
Borrowings on note payable	-	25,000

Net Cash provided by financing activities	-	25,000

Net increase (decrease) in cash and cash equivalents	2,545	(95)
Cash and cash equivalents, opening	-	95

Cash and cash equivalents, closing	$2,545	$-

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Financial Statements

December 31, 2014

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

On November 3, 2011, the Company completed a 1-for-2 reverse stock split.  As of December 31, 2014, 50,380,399 shares of common stock are outstanding.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. As of December 31, 2014 and 2013, the Company had $2,545 and $Nil of cash on deposit, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern. Through December 31, 2014, the Company has not generated any revenue, has a negative working capital and has losses since inception.  As of December 31, 2014, the accumulated deficit is $10,426,616 and the working capital deficiency is $3,139,207.

Recently Issued Accounting Standards

There are no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations or cash flows.

3.   DUE TO DIRECTOR

A director loaned the Company money during the year for cash flow needs. The balance due to the director of $61,376 as of December 31, 2014 is unsecured, non-interest bearing and has no specific terms of repayment.

4.   NOTES PAYABLE

Description	December 31, 2014	December 31, 2013
On October 27, 2009, the Company entered into a note payable for $74,202.72 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of December 31, 2014 and 2013, the note has accrued interest of $60,146 and $51,146, respectively. The note is currently in default.	$60,000	$60,000

On October 26, 2009, the Company entered into a note payable for $141,623.23 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of December 31, 2014 and 2013, the note has accrued interest of $97,699 and $76,454, respectively. The note is currently in default.	141,632	141,632

On November 4, 2011, the Company entered into an amended note payable for $945,962 at 10% interest per annum due December 31, 2012. As of December 31, 2014 and 2013, the note has accrued interest of $299,554 and $204,958, respectively. The note is currently in default.	945,962	945,962

On October 11, 2011, the Company entered into a convertible line of credit note up to $500,000 at 8% interest per annum due December 31, 2012. The Company has received extensions to date that move the maturity date up to October 1, 2014. As of December 31, 2014 and 2013, the note has accrued interest of $112,201 and $72,157, respectively. See note 5.	497,440	497,440
	$1,645,034	$1,645,034

All of the outstanding principal debt of $1,645,034 is due within one year.

5.  CONVERTIBLE DEBT

On October 1, 2011, the Company issued a convertible credit line of $500,000 with a 10% interest rate per annum. The amount drawn plus any accrued interest is convertible into shares of the Company’s common stock at a rate of 85% multiplied by the average market price of the previous 30 days trading prior to the conversion. As of December 31, 2014 and 2013, the amount drawn is $497,440 and $497,440, respectively. The total accrued interest as of December 31, 2014 and 2013 is $112,201 and $72,157, respectively. See note 4.

In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The Company uses the Black-Scholes option pricing model to value the separate derivative liabilities for each of the draws against the credit line.  Included in the model are the following assumptions: stock price at valuation date of $0.03 (2013: $0.01-$0.04), exercise price of $0.02 (2013: $0.02-$0.05), dividend yield of zero (2013: zero), years to maturity of 1 year (2013: 0.33-0.75 years), a risk free rate of 0.11% (2013: 0.13%-0.16%), and annualized volatility of 141% (2013: 330%-498%). The Company recognized a derivative expense of $Nil and $1,902 during the years ended December 31, 2014 and 2013, respectively.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the year ended December 31, 2014 and 2013, the Company recorded a change in fair market value of derivative liability of $(266,078) and $103,851, respectively, in relation to the aforementioned credit line. During the years ended December 31, 2014 and 2013, $Nil and $41,416, respectively, of debt discount was amortized.

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

Stock-Based Compensation

During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation of $Nil and $9,951, respectively, related to stock options issued between June 1, 2009 and April 19, 2010.

The following table summarizes the stock options outstanding at December 31, 2014:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2014

June 1, 2009	800,000	$0.20	June 1, 2019	800,000
April 19, 2010	350,000	$0.20	April 19, 2020	350,000
April 19, 2010	350,000	$0.13	April 19, 2020	350,000
June 10, 2010	76,000	$0.13	June 10, 2020	76,000
December 31, 2010	266,000	$0.07	December 31, 2020	266,000
July 19, 2011	8,068,000	$0.50	July 31, 2016	1,442,000

Total	9,910,000			9,910,000

Warrants

There are no warrants outstanding for the Company.

7.

INCOME TAXES

For the year ended December 31, 2014, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$178,305	$73,063
Less: valuation allowance	(178,305)	(73,063)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,676,396	$1,498,091
Less: valuation allowance	(1,676,396)	(1,498,091)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,931,476 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

8.   SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any material subsequent events to disclose.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Positions and Offices	Period of Service

Richard Pak	40	President, CEO, CFO, Treasurer and Director	April 19, 2012 to Present

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

Identification of Significant Employees

We have no significant employees other than Richard Pak, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2014, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Richard Pak President, CEO, CFO, Treasurer, Director	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Katrina Van Duzee(1) Secretary	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- $1,500	-0- $1,500
	2012	-0-	-0-	-0-	-0-	-0-	-0-	$32,500	$32,500
Amro Albanna(2) Former Director	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Loren Kaiser(3) Former President, CEO, CFO, Secretary, Treasurer, Director	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)

On May 11, 2012, Ms. Katrina Van Duzee resigned as Secretary of the Company.

(2)

On May 11, 2012, Mr. Amro Albanna resigned as a Director of the Company.

(3)

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

Compensation of Directors

There was no compensation paid to any director who was not an Executive Officer during the year ended December 31, 2014.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

		Year Ended December 31, 2014		Year Ended December 31, 2013
Audit fees		$12,450		$15,400
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees		$3,000		$5,250
Total		$15,450		$20,650

Audit Fees

During the fiscal year ended December 31, 2014, we incurred approximately $12,450 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2013, we incurred approximately $15,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $3,000 and $5,250, respectively.

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

Dated:  April 15, 2015

/s/ Richard Pak

By: Richard Pak

Its: President, Principal Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 15, 2015

/s/ Richard Pak

Richard Pak - Director