Form 10-Q
period 2015-03-31
DEAL A DAY GROUP CORP.
filed 2015-05-20
CIK 1341768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  X   No

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

Yes       No  X

As of May 20, 2015, there were 50,380,399 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Deal a Day Group Corp.

 Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014
Assets

Current:
Cash and cash equivalents	$11,422	$2,545

Total current assets	11,422	2,545

Total Assets	$11,422	$2,545

Liabilities and Stockholders’ Deficit
Liabilities

Current:
Accounts payable	$309,936	$295,475
Due to director	81,751	61,376
Accrued interest	610,759	569,600
Derivative liability	444,014	570,267
Notes payable	1,645,034	1,645,034

Total Liabilities	3,091,494	3,141,752

Stockholders` Deficit
Common stock (par value $0.001) –
Authorized, 1,800,000,000 common shares; issued and outstanding, 50,380,399 shares at March 31, 2015 and December 31, 2014

	50,380	50,380
Additional paid-in capital	7,237,029	7,237,029
Accumulated deficit	(10,367,481)	(10,426,616)

Total Stockholders’ Deficit	(3,080,072)	(3,139,207)
Total Liabilities and Stockholders’ Deficit	$11,422	$2,545

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Operating expenses:
General and administrative	$25,959	$18,877

Total Operating Expenses	(25,959)	(18,877)

Non-operating income (expenses):
Interest expense	(41,159)	(41,159)
Change in fair market value of derivative	126,253	(118,940)

Income (Loss) from operations	59,135	(178,976)

Provision for income taxes	-	-

Net Income (Loss)	$59,135	$(178,976)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,380,399	50,380,399

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2014

Cash Flows From Operating Activities
Net income (loss)	$59,135	$(178,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of derivative liability	(126,253)	118,940

Changes in assets and liabilities:
Accounts payable	14,461	15,385
Due to related party	20,375	3,492
Accrued interest	41,159	41,159

Net Cash used in operating activities	8,877	-

Net increase in cash and cash equivalents	8,877	-
Cash and cash equivalents, opening	2,545	-

Cash and cash equivalents, closing	$11,422	$-

Supplemental cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Deal a Day Group Corp.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2015

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

As of March 31, 2015, 50,380,399 shares of common stock are outstanding.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2014. The interim results for the three and six months ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD. The Company has adopted a December 31 year end.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit. As of March 31, 2015 and December 31, 2014, the Company had $11,422 and $2,545 cash on deposit.

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

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue to operate as a going concern.  Through March 31, 2015, the Company has not generated any revenue, has a negative working capital and has losses since inception.  As of March 31, 2015, the accumulated deficit is $10,367,481 and the working capital deficiency is $3,091,494.

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

3.

CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

4.

DUE TO DIRECTOR

A director loaned the Company money during the period for cash flow needs. The balance due to the director of $81,751 as of March 31, 2015 (December 31, 2014: $61,376) is unsecured, non-interest bearing and has no specific terms of repayment.

5.

NOTES PAYABLE

Description	March 31, 2015	December 31, 2014
On October 27, 2009, the Company entered into a note payable for $74,202.72 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of March 31, 2015 and December 31, 2014, the note has accrued interest of $62,396 and $60,146, respectively. The note is currently in default.	$60,000	$60,000

On October 26, 2009, the Company entered into a note payable for $141,623.23 at 10% interest per annum due December 31, 2010. The note also calls for 5% additional interest per annum in the event of default. As of March 31, 2015 and December 31, 2014, the note has accrued interest of $103,010 and $67,699, respectively. The note is currently in default.	141,632	141,632

On November 4, 2011, the Company entered into an amended note payable for $945,962 at 10% interest per annum due December 31, 2012. As of March 31, 2015 and December 31, 2014, the note has accrued interest of $323,203, and $299,554, respectively. The note is currently in default.	945,962	945,962

On October 11, 2011, the Company entered into a convertible line of credit note up to $500,000 at 8% interest per annum due December 31, 2012. The Company has received extensions to date that move the maturity date up to October 1, 2014. As of March 31, 2015 and December 31, 2014, the note has accrued interest of $122,150 and $112,201, respectively. See note 5.	497,440	497,440
	$1,645,034	$1,645,034

All of the outstanding principal debt of $1,645,034 is in default as of March 31, 2015.

6.

CONVERTIBLE DEBT

On October 1, 2011, the Company issued a convertible credit line of $500,000 with a 10% interest rate per annum. The amount drawn plus any accrued interest is convertible into shares of the Company’s common stock at a rate of 85% multiplied by the average market price of the previous 30 days trading prior to the conversion. As of March 31, 2015 and December 31, 2014, the amount drawn is $497,440 and $497,440, respectively. The total accrued interest as of March 31, 2015 and December 31, 2014 is $122,150 and $112,201, respectively. See note 4.

In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The Company uses the Black-Scholes option pricing model to value the separate derivative liabilities for each of the draws against the credit line.  Included in the model are the following assumptions: stock price at valuation date of $0.03 (2014: $0.03), exercise price of $0.02 (2014: $0.02), dividend yield of zero (2014: zero), years to maturity of 1 (2014: 1 year), a risk free rate of 0.11% (2014: 0.11%), and annualized volatility of 163% (2014: 141%).

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the three months ended March 31, 2015 and 2014, the Company recorded a change in fair market value of derivative liability of $126,253 and $(118,940), respectively, in relation to the aforementioned credit line.

7.

CAPITAL STOCK

The Company is authorized to issue 1,800,000,000 shares of its $0.001 par value common stock.

Stock-Based Options

The following table summarizes the stock options outstanding at March 31, 2015:

Issue Date	Number	Price	Expiry Date	Outstanding at March 31, 2015

June 1, 2009	800,000	$0.20	June 1, 2019	800,000
April 19, 2010	350,000	$0.20	April 19, 2020	350,000
April 19, 2010	350,000	$0.13	April 19, 2020	350,000
June 10, 2010	76,000	$0.13	June 10, 2020	76,000
December 31, 2010	266,000	$0.07	December 31, 2020	266,000
July 19, 2011	8,068,000	$0.50	July 31, 2016	8,068,000

Total	9,910,000			9,910,000

Warrants

There are no warrants outstanding for the Company.

8.

SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2015 through the date these financial statements were filed with the OTC Disclosure and News Service and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2015 and the three month period ended March 31, 2014

The Company has no sales or revenue as of the date of this report.

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 and three months ended March 31, 2014 consisted primarily of general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2015 were $25,959 compared to the three months ended March 31, 2014 which were $18,877.

Interest expense for the three months ended March 31, 2015 and March 31, 2014 totaled $41,159 in both periods.

Change in the fair market value of the derivative liability was an income of $126,253 for the three months ended March 31, 2015 compared to an expense of $118,940 during the three months ended March 31, 2014.

Net Loss

As a result of the foregoing, we reported a net income (loss) attributable to common shareholders for the three months ended March 31, 2015 and 2014 of $59,135 and $(178,976), respectively.

Liquidity and Capital Resources

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would provide liquidity and increase our liabilities and future cash commitments. Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations

Operating Activities: Net cash from (used in) operating activities for the three months ended March 31, 2015 was $8,877 as compared to $nil used in operating activities for the three months ended March 31, 2014.

The Company did not have financing or investing activities during the three month periods ended March 31, 2015 and 2014.

The Company had cash and cash equivalents of $11,422 and $0 as of March 31, 2015 and December 31, 2014.  The ability the Company to continue as a going concern is dependent on its success in obtaining additional financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

DEAL A DAY GROUP CORP.

Dated: May 20, 2015	By:	/s/ Richard Pak
Richard Pak
Its: President, CEO, CFO, Principal Accounting Officer, Treasurer and Director